Form 10-Q
period 1998-06-30
UNICAPITAL CORP
filed 1998-08-14
CIK 1055684

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                        FROM ____________ TO ___________

                        Commission file number: 001-13973

                             UNICAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    65-0788314
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                       10800 Biscayne Boulevard, Suite 300
                              Miami, Florida 33161
               (Address of principal executive office) (Zip Code)

                                 (305) 899-5000
              (Registrant's telephone number, including area code)

                                 Not Applicable
             (Former name, former address, and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


On August 13, 1998, there were 51,433,539 shares of Common Stock, par value $.001, outstanding.

                             UniCapital Corporation

                                TABLE OF CONTENTS



                                                                            PAGE

PART I.    FINANCIAL INFORMATION



Item 1.    Financial Statements                                               4



           Consolidated Balance Sheets                                        4



           Consolidated Statements of Operations                              5



           Consolidated Statement of Cash Flows                               6


           Consolidated Statement of Stockholders' Equity                     7



           Notes to Unaudited Consolidated Financial Statements               8



Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              12





PART II.   OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds                          19


Item 6.    Exhibits and Reports on Form 8-K                                   19



Signatures                                                                    20



Exhibit Index                                                                 21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             UniCapital Corporation
                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)


ASSETS                                                                        December 31, 1997          June 30, 1998
                                                                              -----------------          -------------
Cash and cash equivalents                                                         $          30          $      20,003
Accounts receivable                                                                           -                 22,424
Net investment in direct financing and sales-type leases                                      -                358,717
Equipment under operating leases, net                                                         -                219,050
Equipment held for sale or lease                                                              -                 20,930
Property and equipment, net                                                                   -                  2,944
Investments                                                                                   -                 17,214
Goodwill, net                                                                                 -                492,860
Deposits and other assets
                                                                                            601                 60,764
                                                                                  -------------             ----------
  Total assets                                                                    $         631             $1,214,906
                                                                                  =============             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                                                     $           -             $   19,411
Non-recourse and limited recourse debt                                                        -                356,307
Accounts payable and accrued expenses                                                       355                 41,782
Security and other deposits                                                                   -                 17,077
Income taxes payable                                                                          -                  3,856
Deferred income taxes payable                                                                 -                 47,234
Other liabilities                                                                             -                  1,168
                                                                                  -------------             ----------

  Total liabilities                                                                         355                486,835

Commitments and Contingencies                                                                 -                      -

Stockholders' equity:
      Preferred stock, $.001 par value, 20,000,000
        shares authorized, no shares issued and
        outstanding                                                                           -                      -
      Common stock, $.001 par value, 200,000,000 shares authorized,
         5,276,250 and 48,139,651 shares issued and outstanding,
         respectively                                                                         5                     48
      Additional paid-in capital                                                          2,537                741,696
      Stock subscription notes receivable                                                  (129)                (3,798)
      Unrealized gain on securities                                                           -                    323
      Retained earnings (deficit)                                                        (2,137)               (10,198)
                                                                                  -------------             ----------
      Total stockholders' equity                                                            276                728,071
                                                                                  -------------             ----------

  Total liabilities and stockholders' equity                                      $         631             $1,214,906
                                                                                  =============             ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                             UniCapital Corporation
                      Consolidated Statements of Operations
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                            Three                    Six
                                                                         months ended           months ended
                                                                       June 30, 1998           June 30, 1998
                                                                       --------------          -------------
Finance income from direct financing and sales-type leases                $     5,568            $     5,568
Rental income from operating leases                                             8,894                  8,894
Sale of equipment                                                              23,920                 23,920
Gain on sale of leases                                                          9,771                  9,771
Fees, commissions and remarketing income                                        2,327                  2,327
Interest and other income                                                       3,910                  3,910
                                                                          -----------            -----------

     Total revenues
                                                                               54,390                 54,390
                                                                          -----------            -----------


Cost of operating leases                                                        5,049                  5,049
Cost of equipment sold                                                         18,194                 18,194
Interest expense                                                                6,423                  6,423
Selling, general and administrative                                             7,425                 24,740
Goodwill amortization                                                           1,412                  1,412
                                                                          -----------            -----------

     Total expenses                                                            38,503                 55,818
                                                                          -----------            -----------

Income (loss) from operations                                                  15,887                 (1,428)
Equity in income from minority-owned affiliates                                    45                     45
                                                                          -----------            -----------
Income (loss) before taxes                                                     15,932                 (1,383)
Provision for income taxes                                                      6,678                  6,678
                                                                          -----------            -----------

Net income (loss)                                                         $     9,254            $    (8,061)
                                                                          ===========            ===========

Earnings (loss) per common share, basic                                   $       .36            $      (.50)
                                                                          ===========            ===========

Earnings (loss) per common share, diluted                                 $       .36            $      (.50)
                                                                          ===========            ===========
Weighted average shares outstanding, basic                                 25,631,827             16,024,865
                                                                          ===========            ===========

Weighted average shares outstanding, diluted                               25,781,715             16,148,025
                                                                          ===========            ===========













        The accompanying notes are an integral part of these consolidated financial statements.

                             UniCapital Corporation
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                     Six months ended
                                                                                                       June 30, 1998
                                                                                                       -------------
Cash flows from operating activities:
Net loss                                                                                                  $ (8,061)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                           6,932
     Deferred income tax expense                                                                             3,029
     Provision for credit losses                                                                               298
     Gain on sale of lease financing receivables                                                            (9,771)
     Compensation expenses related to equity issuances                                                      17,308
     Gain on sale of equipment                                                                              (1,155)
     Equity in net earnings of minority-owned affiliates                                                       (45)
     Changes in other assets and liabilities:
       Accounts receivable                                                                                   3,953
       Deposits and other assets                                                                           (15,674)
       Accounts payable and accrued expenses                                                                (7,999)
       Deposits on equipment held for lease                                                                 (2,333)
       Income taxes payable                                                                                  2,296
       Other liabilities                                                                                   (24,265)
                                                                                                          --------
           Net cash used in operating activities                                                           (35,487)
                                                                                                          --------

Cash flows from investing activities:
Capital expenditures                                                                                          (936)
Cash paid for acquisitions, net of cash acquired                                                          (334,588)
Proceeds from sale of lease financing receivables                                                          119,768
Proceeds from sale of equipment                                                                             22,882
Purchase of equipment held for sale or lease                                                              (148,245)
Collection of direct financing and sales-type
     leases, net of finance income earned                                                                   33,432
Investment in direct financing and sales-type leases                                                       (36,650)
Increase in investments                                                                                         53
                                                                                                          --------
           Net cash used in investing activities                                                          (344,284)
                                                                                                          --------

Cash flows from financing activities:
Proceeds from recourse debt borrowings                                                                     153,592
Repayment of recourse debt                                                                                (278,296)
Proceeds from non-recourse and limited recourse debt                                                        82,234
Repayment of non-recourse and limited recourse debt                                                        (45,715)
Proceeds from issuance of common stock                                                                     489,931
Repayment of subordinated debt                                                                              (2,002)
                                                                                                          --------
           Net cash provided by financing activities                                                       399,744
                                                                                                          --------

Increase in cash and cash equivalents                                                                       19,973
Cash and cash equivalents at beginning of period                                                                30
                                                                                                          --------
Cash and cash equivalents at end of period                                                                $ 20,003
                                                                                                          ========
Supplemental disclosure of cash flow information for non-cash item:
    Stock subscription notes receivable received as
      consideration for issuance of common stock                                                          $  3,830
                                                                                                          ========



        The accompanying notes are an integral part of these consolidated financial statements.

                             Unicapital Corporation
                 Consolidated Statement of Stockholders' Equity
                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                                                                     Retained
                                  Common    Additional      Stock Subscription   Unrealized Gain     Earnings
                                  Stock   Paid-In Capital   Notes Receivable      on Securities      (Deficit)        Total
                                  -----   ---------------   ----------------      -------------      ---------        -----

Balance at December 31, 1997       $ 5       $   2,537        $  (129)                $  -           $ (2,137)       $    276
Issuance of 1,522,500
   shares of common stock
   ($15,248 of
   compensation expense
   recorded)                         2          20,367         (3,830)                   -                  -          16,539

Issuance of options
   ($2,060 of
   compensation expense
   recorded)                         -           2,060              -                    -                  -           2,060

Net loss                             -               -              -                    -            (17,315)        (17,315)
                                   ---       ---------        -------                 ----           --------        --------

Balance at March 31, 1998            7          24,964         (3,959)                   -            (19,452)          1,560

Change in unrealized gain            -               -              -                  323                  -             323
Issuance of 28,000,000
shares of common stock, net
of underwriters discounts
and offering costs                  28         488,613              -                    -                  -         488,641

Issuance of 13,340,901
shares of common stock to
Founding Companies in
connection with the mergers         13         228,119              -                    -                  -         228,132

Payments received                    -               -            161                    -                  -             161
Net income
                                    -                -              -                    -              9,254           9,254
                                   ---       ---------        -------                 ----           --------        --------

Balance at June 30, 1998           $48       $ 741,696        $(3,798)                $323           $(10,198)       $728,071
                                   ===       =========        =======                 ====           ========        ========










        The accompanying notes are an integral part of these consolidated financial statements.

                             UniCapital Corporation
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

         UniCapital Corporation, a Delaware Corporation, ("UniCapital" or the "Company") was founded in October 1997 to create a national operator and consolidator of equipment leasing and specialty finance businesses serving the commercial market. UniCapital acquired twelve equipment leasing and related businesses (the "Founding Companies") (the "Mergers") upon consummation of an initial public offering (the "Offering") of its common stock and, subsequent to the Offering, continued to acquire, through merger or purchase, similar companies to expand its national operations.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

         The financial statements should be read in conjunction with the Company's audited financial statements included in the Company's registration statement filed on Form S-1.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         For a description of the Company's accounting policies, refer to the Notes to the Financial Statements of the Company and each of the Founding Companies included in the Company's registration statement filed on Form S-1.

NOTE 3 - STOCKHOLDERS' EQUITY

         On May 20, 1998, in connection with its Offering, the Company sold 28,000,000 shares of Common Stock to the public at $19.00 per share. The net proceeds to the Company from the Offering (after deducting underwriting commissions and other offering costs) were $488.6 million. Of this amount, $335.0 million was used to pay the cash portion of the purchase prices of the Founding Companies.

NOTE 4 - EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share have been calculated and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 5 - INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided to reduce deferred taxes to the amount expected to be realized based on available evidence. The Company's effective tax rate differs from that computed at the statutory rate principally as a result of non-deductible goodwill amortization and compensation expense related to certain equity issuances.

NOTE 6 - CREDIT FACILITIES

         In April 1998, the Company received a commitment from a major commercial bank to provide $1.2 billion in credit facilities (the "Senior Credit Facilities") which consist of the following sub-facilities: (i) a $300.0 million Corporate Revolving Credit Facility primarily to finance acquisitions and working capital (the "Revolving Facility"); (ii) a $300.0 million Large Ticket Warehouse Facility primarily to finance the purchase and leasing of aircraft and engines (the "Warehouse Facility"); and (iii) two asset-backed commercial paper facilities totaling $600.0 million to finance small ticket and middle market leases, consisting of an Equipment Lease Receivable Purchase Facility (the "Purchase Facility") and an Equipment Lease Receivable Finance Facility (the "Finance Facility"). All of the facilities were operational by June 30, 1998, except the Finance Facility which became operational in July 1998. The Company believes it to be in compliance with all covenants under these facilities at June 30, 1998.

                             UniCapital Corporation
              Notes to Unaudited Consolidated Financial Statements

         Revolving Facility. Under the Revolving Facility, the Company may borrow up to $300.0 million. The proceeds of the Revolving Facility may be used to finance the cash portion of permitted acquisitions and for general corporate purposes, subject to certain limitations. Amounts outstanding under the Revolving Facility are to bear interest, at the Company's option, at the agent's base rate plus an applicable margin or a Eurodollar rate plus an applicable margin. In addition, the Revolving Facility contains covenants, including but not limited to limitations on liens, investments, dividends and other restricted payments, incurrence of recourse indebtedness, transactions with affiliates and acquisitions, as well as various financial covenants customary for transactions of this type, including ratios of debt with recourse or limited recourse to cash flow, total debt to net worth and cash flow to fixed charges, and maintenance at all times of a minimum net worth with step-ups for a portion of the Company's net income and the net proceeds of any equity issuances. The Company had $19 million of borrowings under its Revolving Facility at June 30, 1998.

         Warehouse Facility. Under the Warehouse Facility, the Company may borrow up to $300.0 million. The proceeds of the Warehouse Facility may be used to finance the purchase of eligible aircraft and engines. Amounts outstanding under the Warehouse Facility are to bear interest, at the Company's option, at the agent's base rate plus an applicable margin or a Eurodollar rate plus an applicable margin. The Warehouse Facility is non-recourse to the Company, and it is to be secured by a first priority perfected pledge of the assets purchased and held by the Company through the facility. In addition, the Warehouse Facility contains covenants, including but not limited to limitations on liens, investments, dividends and other restricted payments, capital expenditures, transactions with affiliates, acquisitions and incurrence of debt, as well as annual appraisals of eligible aircraft and engines, annual review of the approved lessees, obligors and aircraft and financial covenants customary for transactions of this type, including a ratio of cash flow to interest. The Company had $49 million of borrowings under its Warehouse Facility at June 30, 1998.

         Purchase Facility. The Company established the Purchase Facility, with the bank as administrative agent, pursuant to which a commercial paper conduit (the "CP Conduit") would purchase an interest (the "Net Investment") in up to $225.0 million of small ticket and middle market leases meeting certain eligibility requirements. Two wholly-owned, bankruptcy-remote subsidiaries of the Company (the "Transferors") will purchase the Company's interest in certain operating and financing leases and related leased equipment originated or purchased by the Company or eligible subsidiaries of the Company. The CP Conduit will purchase such interests in eligible leases at a discount of the present value of the remaining lease receivable cash flows discounted back to the date that such interests are purchased by the CP Conduit. Collections on the leases purchased by the CP Conduit will generally be applied first to pay any amounts due under the Purchase Facility and certain other specified facilities, and then to the Transferors. The Company anticipates that the Net Investment under the Purchase Facility will be periodically reduced through securitizations. The Purchase Facility contains restrictions customary for facilities of this type, including limitations on liens on the leases, indebtedness, certain lease modifications and changes in credit and collection practices.

         Finance Facility. The Company established the Finance Facility, with the bank lender as administrative agent, pursuant to which the CP Conduit will advance up to $375.0 million secured by small ticket and middle market leases meeting certain eligibility requirements. A wholly-owned subsidiary (the "Finance SPE") will receive a pledge of the Company's interest in certain operating and financing leases and certain leased equipment originated or purchased by the Company or any subsidiaries of the Company. The CP Conduit will lend funds to the Finance SPE in an amount equal to a percentage of the present value of the remaining lease receivable. Such borrowings will be secured by an interest in the Finance SPE's leases and certain leased equipment. The Finance Facility contains customary restrictions and requires the payment of various fees, generally on terms substantially equivalent to those in the Purchase Facility.

NOTE 7 - ACQUISITION

         In June 1998, the Company acquired substantially all of the equity interests of Jumbo Jet Leasing LP and related entities, a Miami, FL based lessor of commercial aircraft in a transaction accounted for as a purchase.

NOTE 8 - STATEMENT OF CASH FLOWS

         The following table details the net cash paid for the acquisition of equipment leasing companies which were accounted for using the purchase method of accounting.

Acquisitions:


                                                            Six months ended
                                                              June 30, 1998
                                                          ---------------------
                                                          (Dollars in Thousands)

Fair value of assets acquired                                   $1,143,280
Fair value of liabilities assumed                                 (580,122)
Common stock issued                                               (228,132)
                                                                ----------
Cash paid for the purchases of Founding Companies                  335,026
Cash paid for the purchase of Jumbo Jet Leasing LP and
    related entities                                                13,400
                                                                ----------
Cash paid for the purchases of companies                           348,426
Cash and cash equivalents acquired                                 (13,838)
                                                                ----------
Total cash paid for acquisitions                                $  334,588
                                                                ==========


NOTE 9 - SUBSEQUENT EVENTS

         During July and August of 1998, the Company acquired all of the stock of HLC Financial, Inc., Saddleback Financial Corporation, The Meyerson Companies, Inc. (d/b/a BSB Leasing), and United States Turbine Engine Corp. These transactions were accounted for using the purchase method of accounting.

NOTE 10 - UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma financial information for the three and six months ended June 30, 1998 and 1997 includes the results of UniCapital combined with the Founding Companies as if the Mergers had occurred at the beginning of each respective period. This pro forma combined financial information includes the effects of (a) the Mergers; (b) the Offering; (c) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies to which they have agreed prospectively; (d) amortization of goodwill;
(e) the incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes; and (f) the incremental costs of being a public company.

         The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Merger results of operations because the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented.

         The computation of pro forma basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 is based on 47,273,249 and 47,441,670 shares of common stock outstanding, respectively.

         The following tables set forth the combined results of operations of UniCapital on a pro forma basis for the period indicated:

                             UniCapital Corporation
              Notes to Unaudited Consolidated Financial Statements

                                                                                       Three months ended June 30,
                                                                                       ---------------------------
                                                                                        1997                  1998
                                                                                      -------               --------
                                                                                          (Dollars in Thousands)
Finance income from direct financing and sales-type leases                            $12,393               $ 12,674
Rental income from operating leases                                                    13,227                 15,534
Sale of equipment                                                                      20,943                 67,825
Gain on sale of leases                                                                  2,497                 10,973
Fees, commissions and remarketing income                                                4,383                  6,915
Interest and other income                                                               1,428                  4,548
                                                                                      -------               --------
     Total revenues                                                                    54,871                118,469
                                                                                      -------               --------

Cost of operating leases                                                                4,359                  9,353
Cost of equipment sold                                                                 17,112                 59,341
Interest expense                                                                        8,991                 10,658
Selling, general and administrative                                                    15,324                 16,983
Goodwill amortization                                                                   3,175                  3,175
                                                                                      -------               --------
     Total expenses                                                                    48,961                 99,510
                                                                                      -------               --------

Income from operations                                                                  5,910                 18,959
Equity in income from minority-owned affiliates                                           835                  1,475
                                                                                      -------               --------
Income before income taxes and extraordinary item                                       6,745                 20,434
Provision for income taxes                                                              3,819                  9,090
                                                                                      -------               --------
Income before extraordinary gain                                                        2,926                 11,344
Extraordinary gain on extinguishment of debt, net of tax                                  393                      -
                                                                                      -------               --------
     Net income                                                                       $ 3,319               $ 11,344
                                                                                      =======               ========
Earnings per common share, basic                                                      $   .07               $    .24
                                                                                      =======               ========
Earnings per common share, diluted                                                    $   .07               $    .24
                                                                                      =======               ========




                                                                                         Six Months Ended June 30,
                                                                                     -------------------------------
                                                                                       1997                   1998
                                                                                     --------               --------
                                                                                          (Dollars in Thousands)
Finance income from direct financing and sales-type leases                           $ 23,734               $ 25,186
Rental income from operating leases                                                    24,671                 28,337
Sale of equipment                                                                      36,149                104,426
Gain on sale of leases                                                                  6,884                 14,563
Fees, commissions and remarketing income                                                6,492                 11,745
Interest and other income                                                               2,539                  6,336
                                                                                     --------               --------
     Total revenues                                                                   100,469                190,593
                                                                                     --------               --------
Cost of operating leases                                                               11,098                 17,691
Cost of equipment sold                                                                 30,015                 83,013
Interest expense                                                                       17,440                 19,355
Selling, general and administrative                                                    26,327                 32,123
Goodwill amortization                                                                   6,224                  6,224
                                                                                     --------               --------
     Total expenses                                                                    91,104                158,406
                                                                                     --------               --------
Income from operations                                                                  9,365                 32,187
Equity in income from minority-owned affiliates                                         1,324                  3,583
                                                                                     --------               --------
Income before income taxes and extraordinary item                                      10,689                 35,770
Provision for income taxes                                                              6,476                 16,014
                                                                                     --------               --------
Income before extraordinary gain                                                        4,213                 19,756
Extraordinary gain on extinguishment of debt, net of tax                                  393                      -
                                                                                     --------               --------
     Net income                                                                      $  4,606               $ 19,756
                                                                                     ========               ========
Earnings per common share, basic                                                     $    .10               $    .42
                                                                                     ========               ========
Earnings per common share, diluted                                                   $    .10               $    .42
                                                                                     ========               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the related notes thereto and the historical financial statements of the Company.

INTRODUCTION

         UniCapital was founded in October 1997 to create a national operator and consolidator of equipment leasing and specialty finance businesses serving the commercial market. UniCapital originates, acquires, sells and services equipment leases and arranges structured financings in the computer and telecommunications equipment, large ticket and structured finance, middle market and small ticket areas of the equipment leasing industry. In addition, one of the Founding Companies provides lease administration and processing services for certain of the leases originated by the Founding Companies, as well as for any securitizations undertaken by the Company. The Companies' leases and structured financing arrangements cover a broad range of equipment, including aircraft, computer and telecommunications equipment, construction and manufacturing equipment, office equipment, trucks, printing equipment, car washes, petroleum retail equipment and vending machines. The Company funds the acquisition or origination of its leases through warehouse credit facilities or through recourse or non-recourse financing and retains the leases for its own account or sells the leases to third parties.

         The Company derives the majority of its revenue from lease payments on leases originated and held by the Company, gain on sale of leases and sale of equipment subject to leases. The Company also derives revenue from sale of equipment off-lease and the sale of new equipment, as well as from servicing fees, late charges and administrative fees. The Company also receives remarketing fees for the sale of off-lease equipment on behalf of equity investors in leases originated by the Company and may obtain a premium for sales prices in excess of an agreed amount.

         Cost of operating leases is primarily depreciation on equipment under operating lease. Cost of equipment sold represents cost of equipment sold subject to lease, cost of equipment sold through sales-type leases and cost of equipment sold off-lease.

         Interest expense includes interest and fees on the Company's credit facilities.

         Selling, general and administrative costs include salaries, benefits and commissions payable to the Company's sales and marketing personnel, finance and other general and administrative costs.



UNAUDITED PRO FORMA COMBINED RESULTS OF OPERATIONS

         The unaudited pro forma combined financial statements reflect results of UniCapital's consolidation transaction as though the Mergers had occurred as of the beginning of each period presented in conformity with SEC Regulation S-X. The pro forma adjustments included the following: intangible amortization, incremental income taxes to reflect federal and state liabilities as though all of the companies were corporations, reductions in compensation from that previously reflected in the separate company financial statements of these companies to which they have agreed prospectively and the incremental cost of being a public company.

         The following table sets forth the combined results of operations of UniCapital and the Founding Companies on a pro forma basis and as a percentage of revenues for the period indicated:

                                                                             Three months ended June 30,
                                                                  --------------------------------------------------
                                                                           1997                         1998
                                                                  ---------------------      -----------------------
                                                                                (Dollars in Thousands)
Finance income from direct financing and sales-type leases        $12,393          22.6%     $ 12,674           10.7%
Rental income from operating leases                                13,227          24.1        15,534           13.1
Sale of equipment                                                  20,943          38.2        67,825           57.3
Gain on sale of leases                                              2,497           4.6        10,973            9.3
Fees, commissions and remarketing income                            4,383           8.0         6,915            5.8
Interest and other income                                           1,428           2.5         4,548            3.8
                                                                  -------         -----      --------          -----
     Total revenues                                                54,871         100.0       118,469          100.0
                                                                  -------         -----      --------          -----

Cost of operating leases                                            4,359           7.9         9,353            7.9
Cost of equipment sold                                             17,112          31.2        59,341           50.1
Interest expense                                                    8,991          16.4        10,658            9.0
Selling, general and administrative                                15,324          27.9        16,983           14.3
Goodwill amortization                                               3,175           5.8         3,175            2.7
                                                                  -------         -----      --------          -----
     Total expenses                                                48,961          89.2        99,510           84.0
                                                                  -------         -----      --------          -----

Income from operations                                              5,910          10.8        18,959           16.0
Equity in income from minority-owned affiliates                       835           1.5         1,475            1.2
                                                                  -------         -----      --------          -----
Income before income taxes and extraordinary item                   6,745          12.3        20,434           17.2
Provision for income taxes                                          3,819           7.0         9,090            7.7
                                                                  -------         -----      --------          -----
Income before extraordinary gain                                    2,926           5.3        11,344            9.6
Extraordinary gain on extinguishment of debt                          393           0.7             -              -
                                                                  -------         -----      --------          -----
     Net income                                                   $ 3,319           6.0%     $ 11,344            9.6%
                                                                  =======         =====      ========          =====


Pro Forma Combined Results for the Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997.

Rental income from operating leases. Rental income from operating leases increased to $15.5 million for the three months ended June 30, 1998 from $13.2 million for the three months ended June 30, 1997, an increase of 17.4%, primarily due to increases in the portfolio of equipment under operating leases during 1998. These increases were primarily through the origination of commercial aircraft and computer and telecommunications equipment operating leases.

Sale of equipment. Sale of equipment increased to $67.8 million for the three months ended June 30, 1998 from $20.9 million for the three months ended June 30, 1997, an increase of $46.9 million, or 223.9%, primarily as a result of $42.6 million in commercial aircraft sales during the three months ended June 30, 1998, as compared to none during the three months ended June 30, 1998.

Gain on sale of leases. Gain on sale of leases increased to $11.0 million for the three months ended June 30, 1998 from $2.5 million for the three months ended June 30, 1997, an increase of $8.5 million, or 339.4%, primarily as a result of the sale of approximately $108 million of small and middle market leases into the Company's Purchase Facility in June 1998. The Founding Companies have historically sold leases regularly throughout the year in similar, but smaller transactions.

Fees, commissions and remarketing income. Fees, commissions and remarketing income increased to $6.9 million for the three months ended June 30, 1998 from $4.4 million for the three months ended June 30, 1997, an increase of $2.5 million or 57.8%. This increase is primarily attributable to commission income on four municipal lease transactions which were consummated and increased remarketing profits in computer and telecommunications equipment during the three months ended June 30, 1998.

Interest and other income. Interest and other income increased to $4.5 million for the three months ended June 30, 1998 from $1.4 million for the three months ended June 30, 1997, an increase of $3.1 million or 218.5%. This increase is attributable to the investment of cash and marketable securities in overnight investments and the release of maintenance liabilities on aircraft sold.

Cost of operating leases. Cost of operating leases increased to $9.4 million for the three months ended June 30, 1998 from $4.4 million for the three months ended June 30, 1997, an increase of $5.0 million or 114.6%. This increase represents additional depreciation expense on equipment placed under operating lease in 1998, primarily aircraft.

Cost of equipment sold. Cost of equipment sold increased to $59.3 million for the three months ended June 30, 1998 from $17.1 million for the three months ended June 30, 1997, an increase of $42.2 million, or 246.8%, primarily as a result of the cost of commercial aircraft sold during the three months ended June 30, 1998.

Interest expense. Interest expense increased to $10.7 million for the three months ended June 30, 1998 from $9.0 million for the three months ended June 30, 1997, an increase of $1.7 million or 18.5%, primarily due to the increased amount of borrowings during the period and amortization of fees on the Company's credit facilities.

Selling, general and administrative. Selling, general and administrative expenses increased to $17.0 million for the three months ended June 30, 1998 from $15.3 million for the three months ended June 30, 1998, an increase of $1.7 million or 10.8%, primarily due to increased origination activity.



                                                                              Six months ended June 30,
                                                                  --------------------------------------------------
                                                                           1997                         1998
                                                                  ---------------------      -----------------------
                                                                                (Dollars in Thousands)
Finance income from direct financing and sales-type leases       $ 23,734        23.6%      $ 25,186            13.2%
Rental income from operating leases                                24,671        24.6         28,337            14.9
Sale of equipment                                                  36,149        36.0        104,426            54.8
Gain on sale of leases                                              6,884         6.9         14,563             7.6
Fees, commissions and remarketing income                            6,492         6.5         11,745             6.2
Interest and other income                                           2,539         2.4          6,336             3.3
                                                                 --------       -----       --------            ----
     Total revenues                                               100,469       100.0        190,593           100.0

Cost of operating leases                                           11,098        11.0         17,691             9.3
Cost of equipment sold                                             30,015        29.9         83,013            43.6
Interest expense                                                   17,440        17.4         19,355            10.2
Selling, general and administrative                                26,327        26.2         32,123            16.9
Goodwill amortization                                               6,224         6.2          6,224             3.3
                                                                 --------       -----       --------            ----
     Total expenses                                                91,104        90.7        158,406            83.1
                                                                 --------       -----       --------            ----

Income from operations                                              9,365         9.3         32,187            16.9
Equity in income from minority-owned affiliates                     1,324         1.3          3,583             1.9
                                                                 --------       -----       --------            ----
Income before income taxes and extraordinary item                  10,689        10.6         35,770            18.8
Provision for income taxes                                          6,476         6.4         16,014             8.4
                                                                 --------       -----       --------            ----
Income before extraordinary gain
                                                                    4,213         4.2         19,756            10.4
Extraordinary gain on extinguishment of debt                          393          .4              -               -
                                                                 --------       -----       --------            ----
     Net income                                                  $  4,606         4.6%      $ 19,756            10.4%
                                                                 ========       =====       ========            ====


Pro Forma Combined Results for the Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997.

Rental income from operating leases. Rental income from operating leases increased to $28.3 million for the six months ended June 30, 1998 from $24.7 million for the six months ended June 30, 1997, an increase of $3.7 million or 14.9%, primarily due to increases in the portfolio of equipment under operating leases during 1998. These increases were primarily through commercial aircraft and computer and telecommunications equipment operating leases.

Sale of equipment. Sale of equipment increased to $104.4 million for the six months ended June 30, 1998 from $36.1 million for the six months ended June 30, 1997, an increase of $68.3 million, or 188.9%, primarily as a result of $42.6 million in commercial aircraft sales and increased originations of sales-type leases of computer and telecommunication equipment during the six months ended June 30, 1998, as compared to none during the six months ended June 30, 1998.

Gain on sale of leases. Gain on sale of leases increased to $14.6 million for the six months ended June 30, 1998 from $6.9 million for the six months ended June 30, 1997, an increase of $7.7 million, or 111.5%, primarily as a result of the sale of approximately $108 million of small and middle market leases into the Company's Purchase Facility in June

1998. The Founding Companies have historically sold leases throughout the year in similar, but smaller transactions.

Fees, commissions and remarketing income. Fees, commissions and remarketing income increased to $11.7 million in the six months ended June 30, 1998 from $6.5 million in the six months ended June 30, 1998, an increase of $5.3 million or 80.9%. This increase was primarily attributable to commission income on four municipal lease transactions and increased remarketing profits in computer and telecommunications equipment in 1998.

Interest and other income. Interest and other income increased to $6.3 million in the six months ended June 30, 1998 from $2.5 million in the six months ended June 30, 1997, an increase of $3.8 million or 149.5%. This increase can be attributable to the investment of cash and marketable securities in overnight investments and the release of maintenance liabilities on aircraft sold.

Cost of operating leases. Cost of operating leases increased to $17.7 million for the six months ended June 30, 1998 from $11.1 million for the six months ended June 30, 1997, an increase of $6.6 million or 59.4%. This increase represents additional depreciation expense on equipment placed under operating lease in 1998, primarily aircraft.

Cost of equipment sold. Cost of equipment sold increased to $83.0 million for the six months ended June 30, 1998 from $30.0 million for the six months ended June 30, 1997, an increase of $53.0 million, or 176.6%, primarily as a result of the cost of commercial aircraft sold during the six months ended June 30, 1998.

Interest expense. Interest expense increased to $19.4 million in the six months ended June 30, 1998 from $17.4 million in the six months ended June 30, 1997, an increase of $1.9 million or 11.0%, primarily due to the increased amount of borrowings during the period and amortization of fees on the Company's credit facilities in 1998.

Selling, general and administrative. Selling, general and administrative expenses increased to $32.1 million for the six months ended June 30, 1998 from $26.3 million for the six months ended June 30, 1998, an increase of $5.8 million or 22.0%, primarily due to increased origination activity during 1998.

Equity in income of minority owned affiliates. Equity in income of minority owned affiliates increased to $3.6 million in the six months ended June 30, 1998 from $1.3 million in the six months ended June 30, 1997, an increase of $2.3 million or 170.6% due to the sale of several aircraft by those affiliates during the three months ended March 31, 1998.

HISTORICAL RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data for the Company on a historical basis and as a percentage of revenues for the periods indicated:

                                                                         Three                         Six
                                                                      months ended                 months ended
                                                                     June 30, 1998                June 30, 1998
                                                                     -------------                -------------
                                                                               (Dollars in Thousands)
Finance income from direct financing and sales-type leases        $ 5,568        10.2%       $ 5,568            10.2%
Rental income from operating leases                                 8,894        16.4          8,894            16.4
Sale of equipment                                                  23,920        44.0         23,920            44.0
Gain on sale of leases                                              9,771        18.0          9,771            18.0
Fees, commissions and remarketing income                            2,327         4.2          2,327             4.2
Interest and other income                                           3,910         7.2          3,910             7.2
                                                                  -------       -----        -------           -----
      Total revenues                                               54,390       100.0         54,390           100.0
                                                                  -------       -----        -------           -----

Cost of operating leases                                            5,049         9.3          5,049             9.3
Cost of equipment sold                                             18,194        33.4         18,194            33.4
Interest expense                                                    6,423        11.8          6,423            11.8
Selling, general and administrative                                 7,425        13.7         24,740            45.5
Goodwill amortization                                               1,412         2.6          1,412             2.6
                                                                  -------       -----        -------           -----
     Total expenses                                                38,503        70.8         55,818           102.6
                                                                  -------       -----        -------           -----

Income (loss) from operations                                      15,887        29.2         (1,428)           (2.6)
Equity in income from minority-owned affiliates                        45          .1             45              .1
                                                                  -------       -----        -------           -----
Income (loss) before taxes                                         15,932        29.3         (1,383)           (2.5)
Provision for income taxes                                          6,678        12.3          6,678            12.3
                                                                  -------       -----        -------           -----
     Net income (loss)                                            $ 9,254        17.0%       $(8,061)          (14.8)%
                                                                  =======       =====        =======           =====

Historical Combined Results for the Three Months Ended June 30, 1998.

Sale of equipment. Sale of equipment was $23.9 million for the three months ended June 30, 1998 as a result of sales of equipment at the Founding Companies from the period May 20, 1998 through June 30, 1998. These sales were primarily comprised of commercial aircraft and sales of computer and telecommunications equipment through sales-type leases.

Gain on Sale of Leases. Gain on sale of leases was primarily generated from the sale of approximately $108 million of leases into the Company's Purchase Facility in June 1998.

Cost of equipment sold. Cost of equipment sold was $18.2 million for the three months ended June 30, 1998, primarily as a result of sales of commercial aircraft and computer and telecommunications equipment.

Selling, general and administrative. Selling, general and administrative expenses were $7.4 million for the three months ended June 30, 1998. These expenses included salaries and benefits and occupancy expenses of the Company's combined headquarters, sales and operations facilities.

Historical Combined Results for the Six Months Ended June 30, 1998.

Selling, general and administrative. Selling, general and administrative expenses include a $17.3 million non-cash compensation charge for common stock and options issued to certain stockholders during the three months ended March 31, 1998, representing the excess of the estimated fair value over the consideration received for the shares at issuance.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Statements in this Form 10-Q based on current expectations that are not strictly historical statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements. Such statements, or any other variation thereof regarding the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward-looking statements created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to pursue strategic acquisitions and alliances, to retain management and to implement its focused business strategy, to leverage consulting services, to secure full-service contracts, to expand client relationships, to recruit, train and retain personnel successfully, to expand services and geographic reach and to defend successfully itself in ongoing and future litigation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. The Founding Companies have funded their operations primarily through sale of leases and non-recourse or recourse borrowings. The Company will continue to require access to significant additional capital to maintain and expand its volume of leases funded, as well as to fund any future acquisitions of equipment leasing and specialty finance companies.

         The Company's uses of cash include the origination of equipment leases, payment of interest expenses, repayment of borrowings under its credit facilities, operating and administrative expenses, income taxes and capital expenditures and may include payment of the cash portion of the earn-out arrangements with the former stockholders of the Founding Companies.

         The Company currently does not have any commitments to make significant capital expenditures in the next twelve months. The Company believes that funds generated from operations, together with the Company's Senior Credit Facilities, will be sufficient to finance its current operations and planned capital expenditure requirements at least through 1998. To the extent that the Company is successful in consummating acquisitions, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness or a combination of both. At June 30, 1998, the Company had borrowings of $19.0 million under its Revolving Facility at an effective annual interest rate of LIBOR plus the Applicable Margin as defined in the Revolving Facility.

                           PART II. OTHER INFORMATION

ITEM 2.           Changes in Securities

                  In connection with the acquisitions of the Founding Companies, UniCapital issued 13,340,901 shares of the Company's Common Stock on May 20, 1998 to the former owners of the Founding Companies. Each such transaction was intended to be exempt from registration in reliance upon Section 4(2) of the Securities Act.

                  On May 14, 1998, the Commission declared effective the Company's IPO Registration Statement on Form S-1 (File No. 333-46603). The Registration Statement covered the sale of 28,000,000 shares of the Company's Common Stock at an offering price of $19 per share. The managing underwriters in the offering were Morgan Stanley Dean Witter, Salomon Smith Barney, Nationsbanc Montgomery Securities LLC and Friedman, Billings, Ramsey & Co., Inc. (the "Underwriters"). On May 20, 1998 UniCapital sold to the Underwriters 28,000,000 shares of Common Stock for an aggregate consideration of $532,000,000, less underwriting discounts and commissions of $31,920,000, and other expenses of $11,439,000, for net proceeds to the Company of $488,641,000. The other expenses of $11,439,000 were paid to third parties not affiliated with the Company. From the amount of net proceeds approximately $335.0 million in cash was paid by the Company to third parties (previously unrelated to the Company) through June 30, 1998 in connection with the acquisitions of the Founding Companies and $144.8 million was used to repay indebtedness of the Founding Companies. Certain Board members elected at the July meeting were former stockholders of Founding Companies.



ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  4.01 Credit Agreement by and among UniCapital Corporation, NationsBank, National Associations and the Lenders party thereto, dated as of June 10, 1998.

                  4.02    Transfer and Administration Agreement among Kitty
                          Hawk Funding Corporation, UCP Qualifying SPE 1998-1 Limited Partnership, UCP Operating SPE 1998-1 Limited Partnership, Portfolio Financial Servicing Company, L.P. and NationsBank, N.A., dated as of June 22, 1998.


                  4.03 Loan and Security Agreement among Kitty Hawk Funding Corporation, UCP Borrowing SPE 1998-1 Limited Partnership, Portfolio Financial Servicing Company, L.P. and NationsBank, N.A., dated as of July 10, 1998.

                  11.01   Statement regarding computation of per share earnings

                  27.01   Financial Data Schedule


              (b) Reports on Form 8-K

                  On June 2, 1998, the Company filed a Form 8-K to report the acquisition of twelve equipment leasing and related businesses under Item 2. Acquisition and Disposition of Assets.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNICAPITAL CORPORATION
                                          (Registrant)



Date:  August 13, 1998         By:
                                   /S/ JONATHAN NEW
                                  ----------------------------------------------
                                   Jonathan New
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  Exhibit Index

4.01 Credit Agreement by and among UniCapital Corporation, NationsBank, National Associations and the Lenders party thereto, dated as of June 10, 1998.

4.02 Transfer and Administration Agreement among Kitty Hawk Funding Corporation, UCP Qualifying SPE 1998-1 Limited Partnership, UCP Operating SPE 1998-1 Limited Partnership, Portfolio Financial Servicing Company, L.P. and NationsBank, N.A., dated as of June 22, 1998.

4.03 Loan and Security Agreement among Kitty Hawk Funding Corporation, UCP Borrowing SPE 1998-1 Limited Partnership, Portfolio Financial Servicing Company, L.P. and NationsBank, N.A., dated as of July 10, 1998.

11.01    Statement regarding computation of per share earnings


27.01    Financial Data Schedule