Form 10-Q
period 1998-09-30
UNICAPITAL CORP
filed 1998-11-13
CIK 1055684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                       10800 Biscayne Boulevard, Suite 300
                              Miami, Florida 33161
               (Address of Principal Executive Offices) (Zip Code)

                                 (305) 899-5000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [ X ] Yes     [  ] No


On November 12, 1998, there were 51,433,539 shares of Common Stock, par value $
 .001, outstanding.

                             UniCapital Corporation

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I.              FINANCIAL INFORMATION



Item 1.              Unaudited Consolidated Financial Statements             4



                     Consolidated Balance Sheets                             4



                     Consolidated Statements of Operations                   5



                     Consolidated Statement of Cash Flows                    6


                     Consolidated Statement of Stockholders' Equity          7



                     Notes to Unaudited Consolidated Financial Statements    8



Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    11



PART II.             OTHER INFORMATION




Item 6.              Exhibits and Reports on Form 8-K                       17



Signatures                                                                  18



Exhibit Index                                                               19

                          PART I. FINANCIAL INFORMATION

               ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     UniCapital Corporation and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in Thousands)



ASSETS                                                                 December 31, 1997  September 30, 1998
                                                                       -----------------  ------------------
                                                                                              (Unaudited)

Cash and cash equivalents                                                  $      30         $    11,727
Accounts receivable                                                               --              70,523
Net investment in direct financing and sales-type leases                          --             338,793
Equipment under operating leases, net                                             --             273,917
Equipment held for sale or lease                                                  --              64,248
Property and equipment, net                                                       --               6,052
Investments                                                                       --              18,475
Goodwill, net                                                                     --             602,073
Deposits and other assets                                                        601              75,931
                                                                           ---------         -----------

  Total assets                                                             $     631         $ 1,461,739
                                                                           =========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                                              $      --         $   125,461
Non-recourse and limited recourse debt                                            --             402,189
Accounts payable and accrued expenses                                            355              49,450
Security and other deposits                                                       --              18,504
Income taxes payable                                                              --               9,485
Deferred income taxes payable                                                     --              54,966
Other liabilities                                                                 --               3,565
                                                                           ---------         -----------

  Total liabilities                                                              355             663,620

Commitments and Contingencies                                                     --                  --

Stockholders' equity:
      Preferred stock, $.001 par value, 0 and 20,000,000
        shares authorized, respectively, no shares issued and
        outstanding                                                               --                  --
      Common stock, $.001 par value, 100,000,000 and 200,000,000 shares authorized, 5,276,250 and 51,433,539 shares issued
         and outstanding, respectively                                             5                  51
      Additional paid-in capital                                               2,537             796,960
      Stock subscription notes receivable                                       (129)             (3,668)
      Unrealized net gain on securities                                           --                 406
      Retained earnings (deficit)                                             (2,137)              4,370
                                                                           ---------         -----------
      Total stockholders' equity
                                                                                 276             798,119
                                                                           ---------         -----------

  Total liabilities and stockholders' equity                               $     631         $ 1,461,739
                                                                           =========         ===========




                 The accompanying notes are an integral part of these
                    consolidated financial statements.

                     UniCapital Corporation and Subsidiaries
                      Consolidated Statements of Operations
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                         Three                   Nine
                                                                      months ended           months ended
                                                                   September 30, 1998     September 30, 1998
                                                                   ------------------     ------------------
Finance income from direct financing and sales-type leases            $    11,407            $   16,975
Rental income from operating leases                                        27,624                36,518
Sale of equipment                                                          80,526               104,446
Gain on sale of leases                                                      5,487                15,258
Fees, commissions and remarketing income                                    6,546                 8,873
Interest and other income                                                   1,772                 5,682
                                                                      -----------            ----------

     Total revenues                                                       133,362               187,752
                                                                      -----------            ----------

Cost of operating leases                                                   10,403                15,452
Cost of equipment sold                                                     66,347                84,541
Interest expense                                                           12,335                18,758
Selling, general and administrative                                        15,329                40,069
Goodwill amortization                                                       3,704                 5,115
                                                                      -----------            ----------

     Total expenses                                                       108,118               163,935
                                                                      -----------            ----------

Income from operations                                                     25,244                23,817
Equity in income from minority-owned affiliates                               763                   808
                                                                      -----------            ----------
Income before taxes                                                        26,007                24,625
Provision for income taxes                                                 11,439                18,118
                                                                      -----------            ----------

Net income                                                            $    14,568            $    6,507
                                                                      ===========            ==========

Earnings per common share, basic                                      $       .29            $      .24
                                                                      ===========            ==========
Earnings per common share, diluted                                    $       .29            $      .23
                                                                      ===========            ==========
Weighted average shares outstanding, basic                             50,480,166            27,651,839
                                                                      ===========            ==========
Weighted average shares outstanding, diluted                           50,799,783            27,850,248
                                                                      ===========            ==========






                 The accompanying notes are an integral part of these
                    consolidated financial statements.

                     UniCapital Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                  Nine months ended
                                                                                 September 30, 1998
                                                                                 ------------------
Cash flows from operating activities:
Net income                                                                           $   6,507
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                      22,439
     Deferred income tax expense                                                        10,668
     Provision for credit losses                                                           298
     Gain on sale of lease financing receivables                                       (15,258)
     Compensation expenses related to equity issuances                                  17,308
     Gain on sale of equipment                                                         (19,905)
     Equity in net earnings of minority-owned affiliates                                  (808)
     Changes in other assets and liabilities:
       Accounts receivable                                                             (44,083)
       Deposits and other assets                                                       (21,504)
       Accounts payable and accrued expenses                                           (10,938)
       Security and other deposits                                                      (1,245)
       Income taxes payable                                                              5,319
       Other liabilities
                                                                                       (25,364)
                                                                                     ---------
           Net cash used in operating activities                                       (76,566)
                                                                                     ---------

Cash flows from investing activities:
Capital expenditures                                                                    (3,844)
Cash paid for acquisitions, net of cash acquired                                      (393,502)
Proceeds from sale of lease financing receivables                                      206,572
Proceeds from sale of equipment                                                         89,165
Purchase of equipment held for sale or lease                                          (288,727)
Collection of direct financing and sales-type                                           74,382
     leases, net of finance income earned
Investment in direct financing and sales-type leases                                  (148,344)
Increase in investments, net
                                                                                           885
          Net cash used in investing activities                                      ---------
                                                                                      (463,413)
                                                                                     ---------

Cash flows from financing activities:
Proceeds from recourse debt borrowings                                                 301,712
Repayment of recourse debt                                                            (320,366)
Proceeds from non-recourse and limited recourse debt                                   194,428
Repayment of non-recourse and limited recourse debt                                   (112,027)
Proceeds from issuance of common stock                                                 489,931
Repayment of subordinated debt                                                          (2,002)
                                                                                     ---------
           Net cash provided by financing activities                                   551,676
                                                                                     ---------

Increase in cash and equivalents                                                        11,697
Cash and cash equivalents at beginning of period                                            30
                                                                                     ---------
Cash and cash equivalents at end of period                                           $  11,727
                                                                                     =========
Supplemental disclosure of cash flow information for non-cash item:
    Stock subscription notes receivable received as                                  $   3,830
      consideration for issuance of common stock                                     =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Unicapital Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                                      Retained
                                   Common    Additional    Stock Subscription   Unrealized Net Gain   Earnings
                                   Stock   Paid-In Capital   Notes Receivable      on Securities      (Deficit)           Total
                                   -----   ---------------   ----------------      -------------      ---------           -----

Balance at December 31, 1997       $   5      $  2,537          $  (129)            $   --            $(2,137)          $    276

Issuance of common stock              46       792,363           (3,830)                --                 --            788,579

Issuance of options                   --         2,060               --                 --                 --              2,060

Payments received                     --            --              291                 --                 --                291

Change in unrealized net gain         --            --               --                406                 --                406
  on securities

Net income                            --            --               --                 --              6,507              6,507
                                   -----      --------          -------             ------            -------           --------
Balance at September 30, 1998      $  51      $796,960          $(3,668)            $  406            $ 4,370           $798,119
                                   =====      ========          =======             ======            =======           ========




              The accompanying notes are an integral part of these
                    consolidated financial statements.

                     UniCapital Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

         UniCapital Corporation, a Delaware corporation, was founded in October 1997 to create a national operator and integrator of equipment leasing and specialty finance businesses serving the commercial market. UniCapital acquired twelve equipment leasing and related businesses (the "Founding Companies") (the "Mergers") upon consummation of an initial public offering (the "Offering") of its common stock, $.001 par value (the "Common Stock"). Subsequent to the Offering, UniCapital Corporation acquired, through merger or purchase, five similar companies continuing the expansion of its national operations. UniCapital Corporation, the Founding Companies and the subsequently acquired companies, are referred to collectively as the "Company" or "UniCapital."

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

         The financial statements should be read in conjunction with the Company's audited financial statements included in the Company's registration statement on Form S-1 (file no. 333-53779).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         For a description of the Company's accounting policies, refer to the Notes to the Financial Statements of the Company and each of the Founding Companies and subsequent acquisition companies included in the Company's registration statement on Form S-1 (file no. 333-53779).

NOTE 3 - STOCKHOLDERS' EQUITY

         On May 20, 1998, in connection with its Offering, the Company sold 28,000,000 shares of Common Stock to the public at $19.00 per share. The net proceeds to the Company from the Offering (after deducting underwriting commissions and other offering costs) were $488.6 million. Of this amount, $335.0 million was used to pay the cash portion of the purchase prices of the Founding Companies, in addition to the issuance of 13.3 million shares of Common Stock of the Company. In July and August of 1998, the Company issued 3,293,888 shares in connection with the purchase of four subsequent acquisitions. See Note 7.

NOTE 4 - EARNINGS PER SHARE

         Earnings per share have been calculated and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 5 - INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided to reduce deferred taxes to the amount expected to be realized based on available evidence. The Company's effective tax rate differs from that computed at the statutory rate principally as a result of non-deductible goodwill amortization and compensation expense related to certain equity issuances.

                     UniCapital Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


NOTE 6 - CREDIT FACILITIES

         In August 1998, the Company received a commitment from a major financial institution to provide a $500 million credit facility ("Warehouse Facility"), primarily to finance the purchase and leasing of aircraft. Under the Warehouse Facility, the Company may borrow up to $500 million. The Warehouse Facility has a term of 364 days. Amounts outstanding under the Warehouse Facility bear interest, at the Company's option, at LIBOR plus an applicable margin or the base rate plus an applicable margin. The Warehouse Facility is non-recourse to the Company, and is secured by a first priority perfected pledge of the assets purchased and held by the Company through the facility. The Warehouse Facility was entered into in October 1998.

NOTE 7 - ACQUISITIONS

         During July and August 1998, the Company acquired all of the stock of HLC Financial, Inc., Saddleback Financial Corporation, The Myerson Companies, Inc. (d/b/a BSB Leasing), and United States Turbine Engine Corp. for aggregate consideration of $115.6 million consisting of $60.3 million in cash and $55.3 million in Common Stock of the Company. These transactions were accounted for using the purchase method of accounting. The results of operations of the Company include these subsequent acquisitions from the date of each respective acquisition.

NOTE 8 - STATEMENT OF CASH FLOWS

         The following table details the net cash paid for the acquisition of equipment leasing companies which were accounted for using the purchase method of accounting.


                                                               Nine
                                                          Months ended
                                                        September 30, 1998
                                                        ------------------
                                                       (Dollars in Thousands)
Fair value of assets acquired                              $ 1,143,280
Fair value of liabilities assumed                             (580,122)
Common Stock issued                                           (228,132)
                                                           -----------
Cash paid for the purchases of Founding Companies              335,026

Fair value of assets acquired                                  169,440
Fair value of liabilities assumed                              (38,494)
Common Stock issued                                            (55,267)
                                                           -----------
Cash paid for the purchases of subsequent acquisitions          75,679

Cash paid for the purchases of companies                       410,705
Cash and cash equivalents acquired                             (17,203)
                                                           -----------
Total cash paid for acquisitions                           $   393,502
                                                           ===========

NOTE 9 - UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma financial information for the three and nine months ended September 30, 1998 and 1997 includes the results of UniCapital combined with the Founding Companies and subsequent acquisitions as if the Mergers and subsequent acquisitions had occurred at the beginning of each respective period. This pro forma combined financial information includes the effects of (a) the Mergers; (b) the Offering; (c) the subsequent acquisitions;
(d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they have agreed prospectively; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes; and (g) the incremental costs of being a public company.

         The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Merger and post-subsequent acquisitions results of operations because the Founding Companies and the subsequent acquisitions were not under common control or management and had different tax and capital structures during the periods presented.

                     UniCapital Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements



         The following tables set forth the combined results of operations of UniCapital and its subsidiaries on a pro forma basis for the periods indicated:



                                                                  (Dollars in Thousands)
                                                             Three months ended September 30,
                                                             --------------------------------
                                                                   1997            1998
                                                                   ----            ----


Total revenues                                                 $     56,390    $   134,193
                                                               ============    ===========
Net income                                                     $      5,025    $    14,291
                                                               ============    ===========
Earnings per common share, basic                               $        .10    $       .28
                                                               ============    ===========
Earnings per common share, diluted                             $        .10    $       .28
                                                               ============    ===========
Weighted average shares outstanding, basic                       50,567,134     50,567,134
                                                               ============    ===========
Weighted average shares outstanding, diluted                     50,567,134     50,886,751
                                                               ============    ===========

                                                             Nine months ended September 30,
                                                             -------------------------------

                                                                   1997            1998
                                                               ------------     ----------

Total revenues                                                 $    174,007    $   347,789
                                                               ============    ===========
Net income                                                     $     13,470    $    37,630
                                                               ============    ===========
Earnings per common share, basic                               $        .27    $       .74
                                                               ============    ===========
Earnings per common share, diluted                             $        .27    $       .74
                                                               ============    ===========
Weighted average shares outstanding, basic                       50,567,134     50,567,134
                                                               ============    ===========
Weighted average shares outstanding, diluted                     50,567,134     50,765,543
                                                               ============    ===========

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the related notes thereto and the historical financial statements of the Company.

INTRODUCTION

         UniCapital was founded in October 1997 to create a national operator and integrator of equipment leasing and specialty finance businesses serving the commercial market. UniCapital originates, acquires, sells and services equipment leases and arranges structured financings in the computer and telecommunications equipment, large ticket and structured finance, middle market and small ticket areas of the equipment leasing industry. In addition, one of the Founding Companies provides lease administration and processing services for certain of the leases originated by UniCapital and the other operating subsidiaries, as well as for any securitizations undertaken by the Company. The Company's leases and structured financing arrangements cover a broad range of equipment, including aircraft and aircraft equipment, computer and telecommunications equipment, construction and manufacturing equipment, office equipment, trucks, printing equipment, car washes, petroleum retail equipment and vending machines. The Company funds the acquisition or origination of its leases through warehouse credit facilities or through recourse or non-recourse financing and retains the leases for its own account or sells the leases to third parties.

         The Company derives the majority of its revenue from the sale of equipment subject to lease, lease payments on leases originated and held by the Company and gain on sale of leases. The Company also derives revenue from sale of equipment off-lease and the sale of new equipment, as well as from servicing fees, late charges and administrative fees. The Company also receives remarketing fees for the sale of off-lease equipment on behalf of equity investors in leases originated by the Company and may obtain a premium for sales prices in excess of an agreed amount.

         Cost of operating leases is primarily depreciation on equipment under operating lease. Cost of equipment sold represents cost of equipment sold subject to lease, cost of equipment sold through sales-type leases and cost of equipment sold off-lease.

         Interest expense includes interest and fees on the Company's credit facilities.

         Selling, general and administrative costs include salaries and benefits payable to the Company's personnel, occupancy and other general and administrative costs.

HISTORICAL RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data for the Company and its subsidiaries on an historical basis and as a percentage of revenues for the periods indicated:

                                                                      Three                         Nine
                                                                   months ended                  months ended
                                                                 September 30, 1998           September 30, 1998
                                                               ---------------------        ----------------------
                                                                              (Dollars in Thousands)
Finance income from direct financing and sales-type leases     $ 11,407              8.6%   $ 16,975            9.0%
Rental income from operating leases                              27,624             20.7      36,518           19.5
Sale of equipment                                                80,526             60.4     104,446           55.6
Gain on sale of leases                                            5,487              4.1      15,258            8.1
Fees, commissions and remarketing income                          6,546              4.9       8,873            4.7
Interest and other income                                         1,772              1.3       5,682            3.1
                                                               --------        ---------    --------       --------
     Total revenues                                             133,362            100.0     187,752          100.0
                                                               --------        ---------    --------       --------

Cost of operating leases                                         10,403              7.8      15,452            8.3
Cost of equipment sold                                           66,347             49.8      84,541           45.0
Interest expense                                                 12,335              9.2      18,758           10.0
Selling, general and administrative                              15,329             11.5      40,069           21.3
Goodwill amortization                                             3,704              2.8       5,115            2.7
                                                               --------        ---------    --------       --------

     Total expenses                                             108,118             81.1     163,935           87.3
                                                               --------        ---------    --------       --------

Income from operations                                           25,244             18.9      23,817           12.7
Equity in income from minority owned affiliates                     763              0.6         808            0.4
                                                               --------        ---------    --------       --------
Income before taxes                                              26,007             19.5      24,625           13.1
Provision for income taxes                                       11,439              8.6      18,118            9.6
                                                               --------        ---------    --------       --------

     Net income                                                $ 14,568             10.9%   $  6,507            3.5%
                                                               ========        =========    ========       ========


Historical Combined Results for the Three Months Ended September 30, 1998.

Rental income from operating leases. Rental income from operating leases was $27.6 million for the three months ended September 30, 1998. Included in this amount is monthly rental income from small, middle market and computer and telecommunications operating leases and commercial aircraft under operating leases. In addition the Company recorded $2.4 million of contingent rent associated with the termination of an aircraft lease.

Sale of equipment. Sale of equipment was $80.5 million for the three months ended September 30, 1998. These sales were primarily comprised of sales of commercial aircraft and aircraft equipment and sales of computer and telecommunications equipment through sales-type leases.

Gain on sale of leases. Gain on sale of leases was primarily generated from the sale of approximately $46.7 million of leases into the Company's commercial paper facility in September 1998.

Cost of equipment sold. Cost of equipment sold was $66.3 million for the three months ended September 30, 1998, primarily as a result of sales of commercial aircraft and aircraft equipment and sales of computer and telecommunications equipment through sales-type leases.

Selling, general and administrative. Selling, general and administrative expenses were $15.3 million for the three months ended September 30, 1998. These expenses included salaries and benefits and occupancy expenses of the Company's combined headquarters, sales and operations facilities.

Historical Combined Results for the Nine Months Ended September 30, 1998.

Selling, general and administrative. Selling, general and administrative expenses include a $17.3 million non-cash compensation charge for Common Stock and options issued to certain stockholders during the three months ended March 31, 1998, representing the excess of the estimated fair value over the consideration received for the shares at issuance.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma financial information for the three and nine months ended September 30, 1998 and 1997 includes the results of UniCapital combined with the Founding Companies and subsequent acquisitions as if the Mergers and subsequent acquisitions had occurred at the beginning of each respective period. This pro forma combined financial information includes the effects of (a) the Mergers; (b) the Offering; (c) the subsequent acquisitions;
(d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they have agreed prospectively; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes; and (g) the incremental costs of being a public company.

         The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Merger and post-subsequent acquisitions results of operations because the Founding Companies and subsequent acquisitions were not under common control or management and had different tax and capital structures during the periods presented.

The following table sets forth the combined results of operations of UniCapital and its subsidiaries on a pro forma basis for the period indicated:

                                         Three months ended September 30,
                                         --------------------------------
                                               1997        1998
                                               ----        ----
                                             (Dollars in Thousands)
Total revenues                               $56,390     $134,193
                                             -------     --------

                                             $ 5,025     $ 14,291
Net income                                   =======     ========



Pro Forma Combined Results for the Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997.

Total revenues. Total revenues increased 138% to $134.2 million from $56.4 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase was primarily attributable to a $12.1 million increase in rental income from operating leases due to increased originations of operating leases during the period and a $63.3 million increase in sale of equipment. The increase in sale of equipment is due to additional aircraft and aircraft equipment sales as well as sales of computer and telecommunications equipment through sales-type leases. The increase in aircraft lease originations and sales of aircraft equipment is primarily attributable to the increased capital available to the Company's big ticket leasing subsidiaries under the Company's credit facilities. In addition the Company recorded $2.4 million of contingent rent associated with the termination of an aircraft lease.

Net income. Net income increased 186% to $14.3 million from $5.0 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase was primarily attributable to an increased contribution of $7.9 million from sales of computer and telecommunications equipment through sales-type leases and sales of aircraft and aircraft equipment.

                                   Nine months ended September 30,
                                   -------------------------------
                                       1997            1998
                                       ----            ----
                                      (Dollars in Thousands)
Total revenues                       $174,007        $347,789
                                     --------        --------

Net income                           $ 13,470        $ 37,630
                                     ========        ========

Pro Forma Combined Results for the Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997.

Total revenues. Total revenues increased 100% to $347.8 million from $174.0 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase was primarily attributable to a $136.8 million increase from sales of computer and telecommunications equipment through sales-type leases and sales of commercial aircraft and aircraft equipment, due to increased originations during the period. In addition, rental income from operating leases increased $15.8 million and gain on sale of leases increased $9.2 million. The increase in aircraft lease originations and sales of aircraft equipment is primarily attributable to the increased capital available to the Company's big ticket leasing subsidiaries under the Company's credit facilities. In addition the Company recorded $2.4 million of contingent rent associated with the termination of an aircraft lease.

Net income. Net income increased 179% to $37.6 million from $13.5 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase was primarily attributable to an increased contribution to net income from sales of computer and telecommunications equipment through sales-type leases and sales of aircraft and aircraft equipment of $23.4 million.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Statements in this Form 10-Q that are not strictly historical statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements. Such statements, or any other variation thereof regarding the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward-looking statements created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty, including without limitation, the sufficiency of the Company's working capital, the Company's ability to renew, replace or extend the Company's credit facilities, the ability of the Company to realize benefits from consolidating certain general and administrative functions, to pursue strategic acquisitions and alliances, to retain management and to implement its focused business strategy, to leverage consulting services, to secure full-service contracts, to expand client relationships, to recruit, train and retain personnel successfully, to expand services and geographic reach and to defend successfully itself in ongoing and future litigation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. Historically, the Company's subsidiaries have funded their operations primarily through sale of leases and non-recourse or recourse borrowings. The Company will require access to significant additional capital to maintain and expand its volume of leases funded, as well as to fund any future acquisitions of equipment leasing and specialty finance companies.

         The Company's uses of cash include the origination of equipment leases, payment of interest expenses, repayment of borrowings under its credit facilities, operating and administrative expenses, income taxes and capital expenditures and may include payment of the cash portion of the earn-out arrangements with the former stockholders of the Founding Companies and the subsequent acquisitions.

         The Company has $1.7 billion in committed credit facilities consisting of the following: (i) a $300.0 million Corporate Revolving Credit Facility primarily to finance acquisitions and working capital; (ii) a $300 million Large Ticket Warehouse Facility primarily to finance the purchase and leasing of aircraft and engines; (iii) two asset-backed commercial paper facilities totaling $600.0 million to finance small ticket and middle market leases, consisting of an Equipment Lease Receivable Purchase Facility and an Equipment Lease Receivable Finance Facility; and (iv) a $500 million Warehouse Facility primarily to finance the purchase and acquisition of aircraft.

         The Company currently does not have any commitments to make significant capital expenditures in the next twelve months. The Company believes that funds generated from operations, together with the Company's $1.7 billion in committed credit facilities, will be sufficient to finance its current operations and planned capital expenditure requirements for at least one year. To the extent that the Company is successful in consummating acquisitions, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness or a combination of both. At September 30, 1998, the Company had borrowings of $177.2 million under its credit facilities at an effective annual interest rate of LIBOR plus an applicable margin as defined in the individual credit facilities. In addition, at September 30, 1998, the Company had $146.3 million outstanding under its Equipment Lease Receivable Purchase Facility. The Company was in compliance with its covenants under the credit facilities at September 30, 1998.


YEAR 2000 COMPLIANCE

         As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue.

         The Company and each of its operating subsidiaries are in the process of implementing a Y2K readiness program with the objective of having all of their significant Business Systems functioning properly with respect to the Y2K before January 1, 2000.

         The first component of the Y2K readiness program is to identify the internal Business Systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete with all operating subsidiaries having identified the Business Systems that may require remediation or replacement and established priorities for repair or replacement. Those Business Systems considered most critical to continuing operations are being given the highest priority.

         The second component of the Y2K readiness program involves the actual remediation and replacement of Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Business Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement. Business Systems previously identified for retirement and replacement without regard to the Y2K issue have been evaluated for early replacement with Y2K compliant systems or programs or, in the alternative, remediation. The Company's objective is to complete substantially all remediation and replacement on internal Business Systems by January 1, 1999, and to complete final testing and certification for Y2K readiness by March 31, 1999.

         As part of the Y2K readiness program, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Y2K readiness through questionnaires, interviews, on-site visits and other available means.

         It is currently estimated that the aggregate cost of the Company's Y2K efforts will be approximately $700 thousand to $1.2 million, of which approximately $700 thousand has been spent. The costs of remediation are being expensed as they are incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $500 thousand), substantially all of which has been capitalized, are included in the above estimates.

         The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change. In the event that the Company's Y2K readiness program is unsuccessful, the Company may, as a contingency plan, contract with third party lease portfolio service providers to meet the servicing needs of its daily operations.

                           PART II. OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      2.01 Agreement and Plan of Merger dated as of July 27, 1998 by and among UniCapital Corporation, USTEC Acquisition Corp., United States Turbine Engine Corp., James K. Neff, Carmit P. Neff and Randall P. Fiorenza. (Incorporated by reference to the Company's Report on Form 8-K dated August 11, 1998.)

                      2.02 Agreement and Plan of Reorganization dated as of July 27, 1998 by and among UniCapital Corporation, SFC Acquisition Corp., Saddleback Financial Corporation, Warren E. Emard and Stuart Kennedy. (Incorporated by reference to the Company's Report on Form 8-K dated August 11, 1998.)

                      2.03 Agreement and Plan of Reorganization dated as of July 28, 1998 by and among UniCapital Corporation, JRI Acquisition Corp., HLC Financial, Inc., Lawrence P. Ciuffitelli and Soron Litman. (Incorporated by reference to the Company's Report on Form 8-K dated August 11, 1998.)

                      2.04 Agreement and Plan of Reorganization dated as of August 7, 1998 by and among UniCapital Corporation, MYC Acquisition Corp., The Myerson Companies, Inc., Donald A. Myerson and Virgina Milke. (Incorporated by reference to the Company's Report on Form 8-K dated August 11, 1998.)

                      11.01 Statement regarding computation of per share earnings.

                      27.01         Financial Data Schedule.


                      (b)      Reports on Form 8-K

                      On July 14, 1998, the Company filed a Form 8-K to report the acquisition of Jumbo Jet Leasing LP, an entity which provides lease financing for the acquisition of commercial aircraft under Item 5- Other Events.

                      On August 11, 1998, the Company filed a Form 8-K to report
                      (i) the acquisition of USTEC Acquisition Corp., a company engaged in the purchase, refurnishment and sale of commercial aircraft engines, under Item 2- Acquisitions and Disposition of Assets; and (ii) the acquisition of three equipment leasing and related business under Item 5-Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNICAPITAL CORPORATION




Date:  November 12, 1998                By: /s/ JONATHAN NEW
                                           -----------------------------------
                                           Jonathan New
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  Exhibit Index


2.01 Agreement and Plan of Merger dated as of July 27, 1998 by and among UniCapital Corporation, USTEC Acquisition Corp., United States Turbine Engine Corp., James K. Neff, Carmit P. Neff and Randall P. Fiorenza (Incorporated by reference to the Company's Report on Form 8-K dated August 11, 1998).

2.02 Agreement and Plan of Reorganization dated as of July 27, 1998 by and among UniCapital Corporation, SFC Acquisition Corp., Saddleback Financial Corporation, Warren E. Emard and Stuart Kennedy (Incorporated by reference to the Company's Report on Form 8-K dated August 11,
         1998).

2.03 Agreement and Plan of Reorganization dated as of July 28, 1998 by and among UniCapital Corporation, JRI Acquisition Corp., HLC Financial, Inc., Lawrence P. Ciuffitelli and Soron Litman (Incorporated by reference to the Company's Report on Form 8-K dated August 11, 1998).

2.04 Agreement and Plan of Reorganization dated as of August 7, 1998 by and among UniCapital Corporation, MYC Acquisition Corp., The Myerson Companies, Inc., Donald A. Myerson and Virgina Milke (Incorporated by reference to the Company's Report on Form 8-K dated August 11, 1998).

11.01    Statement regarding computation of per share earnings.

27.01    Financial Data Schedule.