Form 10-K405
period 1998-12-31
UNICAPITAL CORP
filed 1999-04-01
CIK 1055684

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 001-13973

                             UNICAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                         DELAWARE                                65-0788314
              (State or Other Jurisdiction of                 (I.R.S. Employer
              Incorporation or Organization)                 Identification No.)

    10800 BISCAYNE BOULEVARD, SUITE 800, MIAMI, FLORIDA             33161
         (Address of Principal Executive Offices)                (Zip Code)

      Registrant's telephone number, including area code:  (305) 899-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class   Name of Each Exchange on Which Registered
--------------------  ------------------------------------------
        NONE                        NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 19, 1999, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the New York Stock Exchange on such date, as reported in The Wall Street Journal, was $256,855,590 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on March 19, 1999 was 52,505,323.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of UniCapital Corporation to be used in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     Certain statements contained in this Annual Report on Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from possible future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in interest rates; changes in asset values; inflation or deflation; changes in markets for financial products, including securitized assets; changes in political, social and economic conditions and local regulations; changes in, or failure to comply with, government regulations; demographic changes; changes in the mix of sources of revenues; competition; changes in business strategy or development plans; availability of capital sufficient to meet the Company's need for capital or on terms or at times acceptable to the Company; availability of qualified personnel; and various other factors referenced in this Form 10-K. The Company assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

     Forward-looking statements contained in this Form 10-K address, among other things: (a) absence of combined operating history; (b) expectations regarding the availability and cost of capital; (c) the ability of the Company to effect securitizations at any time or from time to time; (d) the availability of trained management personnel at the operating subsidiary level; (e) expectations regarding the Company's acquisition strategy, including the integration of acquired businesses; (f) the availability of resources to carry out the Company's planned acquisition program and the Company's business strategy; and
(g) expectations regarding the Company's intention to retain a greater portion of the leases that it originates or acquires for its own portfolio. See "Factors that May Affect Future Operating Results" beginning on page 9 for a more detailed discussion of these and other factors which could cause actual results to differ materially from those expressed or implied by any forward-looking statements.

OVERVIEW

     UniCapital was founded in October 1997 as a Delaware corporation. We commenced operations in May 1998 in conjunction with the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses. In June, July and August 1998, we completed the acquisition of five additional equipment leasing, specialty finance and related businesses. We engage in asset-based financing in strategically diverse sectors of the equipment leasing industry. We originate, acquire, sell and service equipment leases and arrange structured financings in the big ticket, computer and telecommunications equipment, middle market and small ticket areas of the equipment leasing and specialty finance industry. We also provide lease administration and processing services for many of the leases that we originate. Our leases and structured financing arrangements cover a broad range of equipment, including aircraft and aircraft engines, computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes and petroleum retail equipment and vending machines. We generally fund the acquisition or origination of leases through warehouse credit facilities or through recourse or non-recourse financing and we either retain the leases for our own account or sell them.

     For the year ending December 31, 1998, we had four reportable operating segments, which are based primarily on the nature of the products and services provided by each segment. These operating segments are:

     - Air Group;

     - Aircraft Engine Group;

     - Technology and Finance Group; and

     - Business Credit Group.

     We also have a Corporate Division, which consists of our corporate operations and our lease administration and servicing operations. For information about each segment's revenues, expenses and income, see Note 17 to our consolidated financial statements for the year ended December 31, 1998, included elsewhere in this Form 10-K.

     BIG TICKET LEASING. Big ticket leases, which are customized financing transactions, are typically for equipment with a purchase price in excess of $5.0 million, such as aircraft, aircraft engines, and rail and other transportation equipment. Our Big Ticket Division includes the UniCapital Air Group, the UniCapital Aircraft Engine Group and the recently formed UniCapital Rail Group.

     UniCapital Air Group provides customized operating lease financing for commercial passenger and cargo jet aircraft and offers brokerage, advisory and remarketing services to domestic and foreign commercial airlines, aircraft lessors and institutional investors. Specializing in 6- to 12-year-old commercial jet aircraft, UniCapital Air Group's financing professionals have more than 50 years of combined experience and have completed more than $3 billion in financing transactions.

     UniCapital Aircraft Engine Group purchases, refurbishes, sells and leases commercial aircraft engines and provides a broad range of engine management services to airlines, financial institutions and other operating lessors. UniCapital Aircraft Engine Group's management team has more than 45 years of combined experience in the aircraft engine business.

     UniCapital Rail Group, which was formed in December 1998, will purchase, finance and remarket railcars, including tank and specialty freight cars, intermodal equipment and low-, medium- and high-horsepower locomotives. UniCapital Rail Group will also offer lease financing and sale-leasebacks to Class I, regional and short-line railroads and private shippers in North America.

     TECHNOLOGY AND FINANCE GROUP. Our technology and finance group includes middle market leasing and computer and telecommunications leasing. Middle market leases generally include those leases for equipment with a purchase price ranging from $250,000 to $5.0 million. We provide lease and secured financing for a variety of equipment, including computer, communication and electronic equipment, printing presses and other manufacturing equipment to businesses throughout the United States. Our computer and telecommunications leasing operations provide lease financing, and other value-added services, such as installation and configuration, for computer and telecommunications equipment, including leasing for mainframe, mid-range and personal computers, workstations, servers, telephone systems, switches, networks, peripherals and related high-technology equipment to Fortune 1000 companies and other large and middle market companies, throughout the United States and Canada.

     Our Technology and Finance Group also arranges structured financing primarily for community-based mental health/mental retardation facilities and correctional facilities. Our subsidiary, Municipal Capital Markets Group, Inc., is a registered broker-dealer and places the bonds and leases that it arranges primarily with institutional investors.

     BUSINESS CREDIT GROUP. Our Business Credit Group provides small ticket lease financing, which generally includes those leases for equipment with a purchase price of less than $250,000. We provide lease financing for a variety of equipment, including heavy machinery, computer systems and related office technology equipment, petroleum retail equipment, including car washes, fuel dispensers and convenience store operating equipment, and vending equipment to lessees in a variety of businesses throughout the United States.

INDUSTRY OVERVIEW

     The equipment leasing and specialty finance industry in the United States has grown consistently during the last decade and includes a wide range of entities that provide funding for the purchase or use of equipment. The equipment leasing industry in the United States is a significant factor in financing capital expenditures of businesses. According to estimates of the Equipment Leasing Association (the "ELA"), from 1997 to 1998, equipment placed on lease grew by approximately $4 billion from $180 billion to an estimated $184 billion. The 1997 investment in equipment placed on lease represents an increase of approximately 90% from comparable 1986 data. The ELA estimates that 80% of all U.S. businesses currently use leasing or financing to acquire capital assets.

     We believe that the equipment leasing industry is growing in part due to
(i) the consolidation of the banking industry, which has eliminated many of the smaller community banks that traditionally provided equipment financing for small to mid-size businesses, (ii) stricter lending requirements imposed by commercial banks, (iii) a trend toward rapid credit approvals at the point of sale made possible by improved technology, and (iv) the adoption of accounting pronouncements concerning the accounting treatment of transactions with captive finance company subsidiaries, which has caused a number of manufacturers to eliminate their finance companies, resulting in an increased demand for independent financing. According to the ELA, two primary factors contributing to the favorable funding environment experienced by the commercial leasing industry are a better understanding of the leasing business by bank regulators and a growing understanding of the leasing industry by the investment community and the rating agencies.

1998 ACQUISITIONS

     At the time of the consummation of our initial public offering in May 1998, and thereafter in June, July and August 1998, we acquired the following businesses.

     - AIR GROUP

     Cauff Lippman Aviation, Inc., a big ticket leasing business with headquarters in Miami, Florida, which was acquired on May 20, 1998, provides operating lease financing for used commercial jet aircraft and jet aircraft engines, as well as brokering, advisory and remarketing services to domestic and foreign commercial airlines, aircraft lessors and institutional investors and engages in the purchase and sale of aircraft for its own account.

     Jumbo Jet (which includes Jumbo Jet Leasing LP, Jumbo Jet, Inc., CL Aircraft Marketing LP and CL Aircraft Marketing, Inc.), a big ticket leasing business with headquarters in Miami, Florida, which was acquired on June 30, 1998, provides lease financing for the acquisition of used commercial aircraft.

     The NSJ Group, Inc., a big ticket leasing business with headquarters in Orlando, Florida, which was acquired on May 20, 1998, provides lease financing for used commercial jet aircraft and jet aircraft engines to domestic and foreign commercial airlines and engages in the purchase and sale of aircraft for its own account.

     - AIRCRAFT ENGINE GROUP

     United States Turbine Engine Corp. (now UniCapital Aircraft Engine Group, Inc.), a big ticket leasing business with headquarters in Norwalk, Connecticut, which was acquired on July 27, 1998, engages in the purchase, refurbishment, sale and lease of commercial aircraft engines and provides a broad range of engine management services to airlines, financial institutions and other operating lessors.

     - TECHNOLOGY AND FINANCE GROUP

     American Capital Resources, Inc., a middle market leasing business with headquarters in Hackensack, New Jersey, which was acquired on May 20, 1998, provides lease and secured financing for equipment, primarily printing presses, to companies in the printing, packaging and paper converting industries.

     Jacom Computer Services, Inc., a computer and telecommunications equipment leasing business with headquarters in Northvale, New Jersey, which was acquired on May 20, 1998, provides lease financing for computer and telecommunications equipment to large and middle market companies, including financial institutions, throughout the United States.

     Matrix Funding Corporation, a middle market leasing business with headquarters in Midvale, Utah, which was acquired on May 20, 1998, provides lease financing for a variety of equipment, primarily computer, communication and electronic equipment, to companies throughout the United States.

     Municipal Capital Markets Group, Inc., a middle market leasing business with headquarters in Dallas, Texas, which was acquired on May 20, 1998, arranges structured financing, primarily for community-based mental health/mental retardation facilities and correctional facilities.

     Varilease Corporation, a computer and telecommunications equipment leasing business with headquarters in Walled Lake, Michigan, which was acquired on May 20, 1998, provides lease financing for computer and telecommunications equipment to Fortune 1000 companies and other businesses throughout the United States and Canada.

     The Walden Asset Group, Inc., a middle market leasing business with headquarters in Wellesley, Massachusetts, which was acquired on May 20, 1998, provides lease financing for a variety of equipment, including communications, computer and manufacturing equipment, to Fortune 500 and other businesses throughout the United States.

     - BUSINESS CREDIT GROUP

     Boulder Capital Group, Inc., a small ticket leasing business with headquarters in Boulder, Colorado, which was acquired on May 20, 1998, provides lease financing for petroleum retail equipment, including car washes, fuel dispensers and convenience store operating equipment, to petroleum retail businesses.

     HLC Financial, Inc., a small ticket leasing business with headquarters in Westlake Village, California, which was acquired on July 28, 1998, provides lease financing primarily for computer systems and related office technology equipment to customers in the automobile dealership and hospitality industries.

     K.L.C., Inc. d/b/a Keystone, a small ticket leasing business with headquarters in West Hartford, Connecticut, which was acquired on May 20, 1998, provides lease financing for a variety of equipment, primarily tractor trailers, embroidery machines and construction equipment, to companies throughout the United States.

     Merrimac Financial Associates, a small ticket leasing business with headquarters in Mendon, Massachusetts, which was acquired on May 20, 1998, provides equipment financing to operating companies engaged in the coin-operated, vending, amusement and coffee service businesses.

     The Myerson Companies, d/b/a BSB Leasing, a small ticket leasing business with headquarters in Denver, Colorado, which was acquired on August 7, 1998, provides equipment lease financing to small to medium size companies throughout the United States.

     Saddleback Financial Corporation, a small ticket leasing business with headquarters in Orange, California, which was acquired on July 28, 1998, provides lease and equipment acquisition financing for a variety of equipment utilized in various industries, including computers, machine tools, printing, video, automotive diagnostic and electronic equipment.

     - CORPORATE DIVISION

     On May 19, 1998, we acquired Portfolio Financial Servicing Company, L.P. (now UniCapital Operations Group, Inc.), a lease servicing business located in Portland, Oregon, which provides lease administration and processing services, including lease accounting for both financial reporting and federal income tax purposes, lien searches, UCC filings, asset tracking, insurance tracking, preparation of sales, use and property tax returns, invoicing and collections.

PRODUCTS AND SERVICES

     We provide lease financing and related services to a broad range of commercial customers. We originate direct financing leases, sales-type leases and operating leases. In addition to financing equipment through leases, we sell new equipment and provide lease-and equipment-related services, such as servicing, brokering and remarketing, which is the sale or re-lease of equipment that has come off lease.

     DIRECT FINANCING LEASES. Direct financing leases transfer substantially all of the benefits and risks of equipment ownership to the lessees. A lease is classified as a direct financing lease if the collection of the minimum lease payments is reasonably predictable, no significant uncertainties exist relating to unreimbursable costs yet to be incurred by the lessor under the lease and the lease meets one of the following criteria: (i) ownership of the property is transferred to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the term of the lease equals 75% or more of the estimated economic life of the leased equipment; or (iv) the present value (at the inception of the lease) of the minimum lease payments equals or exceeds 90% of the fair value of the leased equipment.

     SALES-TYPE LEASES. Sales-type leases, like direct financing leases, transfer substantially all of the benefits and risks of equipment ownership to the lessees. However, sales-type leases include profit at lease inception to the extent the fair value of the equipment exceeds the carrying value. A lease is classified as a sales-type lease if it includes such a profit at lease inception and if the collection of the minimum lease payments is reasonably predictable, no significant uncertainties exist relating to unreimbursable costs yet to be incurred by the lessor under the lease and the lease meets one of the following criteria: (i) ownership of the property is transferred to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the term of the lease equals 75% or more of the estimated economic life of the leased equipment; or (iv) the present value (at the inception of the lease) of the minimum lease payments equals or exceeds 90% of the fair value of the leased equipment.

     OPERATING LEASES. All lease contracts which do not meet the criteria of direct financing leases or sales-type leases are accounted for as operating leases.

     In general, our lease transactions are net leases with a specified noncancelable lease term. The leases generally include a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances. A net lease requires the lessee to maintain the equipment, pay all property, sales and use taxes and insure the equipment against casualty loss.

RESIDUAL INTEREST IN EQUIPMENT

     We retain a residual interest in the equipment covered by many of our leases. We generally seek to determine the best remarketing plan for such equipment prior to the expiration of the lease. In many cases, the remarketing plan provides for the continuation of the lease or the negotiated sale of the underlying equipment. In connection with our remarketing activities, we may negotiate sales of the equipment prior to lease termination.

CREDIT POLICIES AND PROCEDURES

     We employ underwriting policies and procedures that are intended to minimize the risk of delinquencies and credit losses. We have a chief credit policy officer and a credit committee that have established overall corporate credit guidelines and individual guidelines tailored to each of the types of credits to which we provide financing. These guidelines include varying requirements based upon factors such as the type of asset, the creditworthiness of the lessee and the implicit lease interest rate. The chief credit policy officer periodically conducts field credit reviews, which include a review of a sample of credit decisions made by credit officers in the field to ensure compliance with corporate credit guidelines. During the field credit review, we also assess the collectibility of the lease portfolio. The chief credit policy officer also makes credit decisions for those transactions which fall outside of the credit guidelines.

     The credit approval process generally includes a review of financial statements, a credit report and, depending upon the size of the proposed transaction and the business, credit references and a review of the personal credit of the principals of the business. The Company uses a credit scoring model for approving credits on small ticket leases. Proposed transactions which are not within authorized credit parameters must be reviewed by the chief credit policy officer or the credit committee. For small ticket leases under $75,000, our goal is to make rapid credit decisions, based upon an automated scoring and approval system. For middle market leases, our goal is to establish and maintain credit policies and procedures that allow us to make credit decisions within 48 hours.

SERVICING, COLLECTION AND ADMINISTRATION

     We provide servicing, collection and administration services for certain of the leases we originate. We have the capability to provide transaction processing and management services for each lease contract, from the time it is originated through its termination, including set-up, billing, cash posting, customer service, accounting, collection, tax compliance and asset management. Our service offerings include lien searches, UCC filings, asset tracking, insurance tracking, preparation of sales, use and property tax returns, invoicing and collections.

SALES AND MARKETING

     We employ approximately 156 sales representatives to originate leases. Sales and marketing efforts are primarily conducted in the field on a one-on-one basis with established accounts, through equipment manufacturers, brokers and vendors and also through advertising, participation in trade associations and telesales. Most of the salespersons are compensated on a commission basis or through other incentive-based compensation programs.

PORTFOLIO ACQUISITIONS

     From time to time, we acquire portfolios of equipment leases from other finance companies. Prior to the acquisition of a portfolio of leases, we perform due diligence procedures, including reviewing a sample of the lease files included in the portfolio, loss and delinquency experience and other factors.

COMPETITION

     The financing of equipment is highly competitive. We compete for customers with a number of national, regional and local lease and finance companies. In addition, our competitors include those equipment manufacturers that finance the sale or lease of their products themselves and other traditional types of financial services companies, such as commercial banks and savings and loan associations, all of which provide financing for the purchase of equipment. Many of our existing and potential competitors possess substantially greater financial, marketing and operational resources and include many larger, more established companies that may have a lower cost of funds and greater access to capital markets and other funding sources than we have.

     Competition in the equipment lease and specialty finance market is based primarily on lease rates, terms, reliability in meeting commitments, customer service and market presence. We will continue to encounter significant competition, and we may not be able to compete effectively in our chosen market segments or any new market segments that we enter.

EMPLOYEES

     As of December 31, 1998, we had 568 full-time employees, including 156 who are engaged in sales and marketing and 61 who are engaged in credit and collection. We believe that our relationships with all of our employees are good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers.

NAME                      AGE                  POSITION WITH THE COMPANY
----                      ---    ------------------------------------------------------
Robert J. New             34     Chairman and Chief Executive Officer
Theodore J. Rogenski      59     Chief Operating Officer and a Director
Stuart L. Cauff           52     President of the Company, President and Chief
                                 Executive Officer of the Big Ticket Leasing Division,
                                 Chairman of UniCapital Air Group and a Director
Bruce E. Kropschot        58     Vice Chairman -- Mergers & Acquisitions and a Director
Martin Kalb               55     Executive Vice President and General Counsel
Steven E. Hirsch          44     Executive Vice President -- Structured Finance
Edward A. Jaeckel         59     Executive Vice President and Chief Credit Policy
                                 Officer
Jonathan New              38     Chief Financial Officer

     ROBERT J. NEW co-founded UniCapital in October 1997 and has since served as Chairman and Chief Executive Officer. From July 1996 until December 1997, Mr. New served as an operating company president of and as acquisition consultant to U.S. Office Products Company, a publicly-held supplier of a broad range of office products and business services, where Mr. New participated in over 40 acquisitions. From March 1990 until August 1997, Mr. New served as Chief Executive Officer of Prudential of Florida Leasing, Inc., a small ticket leasing company. From December 1989 through July 1996, Mr. New served as President and Chief Executive Officer of Prudential of Florida, Inc., an office services company. Robert J. New is the brother of Jonathan New.

     THEODORE J. ROGENSKI has served as Chief Operating Officer since May 1998 and as a Director since July 1998. From February 1998 to May 1998, Mr. Rogenski served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Chief Operating Officer. From December 1994 until January 1997, Mr. Rogenski served as Chief Operating Officer of LINC Anthem Corporation and its successor, Newcourt LINC Financial, Inc., a leasing company specializing in small ticket leasing as well as financial products for the health care industry, after which he was subject to a noncompetition agreement. From 1990 until April 1992, Mr. Rogenski served as the President and Chief Executive Officer of John Hancock Leasing Corporation, after which he pursued personal interests. From 1981 until 1990, Mr. Rogenski served as President and Chief Executive Officer of Wells Fargo Leasing Corporation.

     STUART L. CAUFF has served as President of the Company since March 1999, as Chairman of UniCapital Air Group since December 1998, as President and Chief Executive Officer of the Big Ticket Leasing Division since May 1998 and as a Director of the Company since July 1998. Mr. Cauff served as President of Cauff Lippman Aviation, Inc. from 1981 until May 1998.

     BRUCE E. KROPSCHOT has served as Vice Chairman -- Mergers & Acquisitions since May 1998. From November 1997 to May 1998, Mr. Kropschot served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Vice Chairman -- Mergers & Acquisitions. From 1987 through December 1997, he was founder and President of Kropschot Financial Services, a merger and acquisition advisor to equipment leasing companies, which has arranged for the sale of over 100 equipment leasing and specialty finance businesses. From 1980 to 1986, Mr. Kropschot served as President and Vice Chairman of Master Lease Corporation, which is now known as Tokai Financial Services, Inc.

From 1972 to 1980, Mr. Kropschot served as Executive Vice President of HBE Leasing Corporation and Vice President -- Finance, of its parent corporation, HBE Corporation.

     MARTIN KALB has served as Executive Vice President and General Counsel since May 1998. From October 1997 to May 1998, Mr. Kalb served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Executive Vice President and General Counsel of UniCapital. From 1987 until November 1997, he was a senior partner in the Miami, Florida office of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A. whose practice focused upon mergers and acquisitions, income taxation and estate planning.

     STEVEN E. HIRSCH has served as Executive Vice President -- Structured Finance since May 1998. From January 1998 to May 1998, Mr. Hirsch served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Executive Vice President -- Structured Finance of UniCapital. From 1987 until January 1998, Mr. Hirsch was associated with Morgan Stanley & Co. Incorporated, most recently as the Head of the Leasing Products Group. From 1984 until 1987 Mr. Hirsch served as Senior Vice President of Matrix Leasing International, Inc., an equipment leasing brokerage and packaging concern and a wholly-owned subsidiary of First Bank Systems. From 1980 until 1983, Mr. Hirsch served as Vice President and Eastern Regional Manager of Wells Fargo Leasing Corporation.

     EDWARD A. JAECKEL has served as Chief Credit Policy Officer since May, 1998 and as Executive Vice President since February 1999. From March 1998 to May 1998, Mr. Jaeckel served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Chief Credit Policy Officer of UniCapital. From 1991 until March, 1998, Mr. Jaeckel served as Vice President and Chief Credit Officer for Bank of New York Leasing Corporation, the fourth largest bank-owned leasing company in the United States, where he was responsible for developing, implementing and supervising credit policies and procedures.

     JONATHAN NEW has served as the Chief Financial Officer of UniCapital since October 1997. Mr. New served as Vice President and Controller of Delta Financial Corporation, a securitizing mortgage bank, from August 1995 until December 1997. From March 1993 until August 1995, Mr. New was the Controller of RAI Credit Corporation, a securitizing private label credit card and data processing business. Jonathan New is the brother of Robert J. New.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Our future operating results may be affected by a number of factors, including the matters discussed below.

     ABSENCE OF COMBINED OPERATING HISTORY. UniCapital was founded in October 1997. We have conducted operations since the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses in May 1998. Prior to our acquisition of these businesses and the other businesses we have acquired, each of the businesses had been operating independently. We may not be able to integrate these businesses successfully on an economic basis. Until we finalize the establishment of centralized accounting, finance and other administrative systems, we will rely upon the separate systems of these businesses. Our success will depend, in part, upon our ability to centralize these functions effectively and to integrate all of the businesses that we acquire.

     THERE ARE RISKS TO OUR INTERNAL GROWTH AND OPERATING STRATEGIES. A key element of our business strategy is to improve the profitability of our operating subsidiaries and any other businesses that we acquire. Our ability to improve profitability depends upon various factors, including:

     - our cost of and ability to obtain capital;

     - our ability to achieve operating efficiencies;

     - the level of continued demand by businesses for lease financing;

     - our ability to expand the range of products and services that we offer;
       and

     - our ability to enter new markets successfully.

     Many of these factors are beyond our control, and our operating strategies may not be successful. Moreover, we may be unable to generate adequate cash flow to fund our operations and to support internal growth.

     In addition, we have a decentralized operating strategy which permits much of the decision making for each operating subsidiary to be made by management at the operating subsidiary. If we do not implement proper overall business controls, this decentralized operating strategy could result in inconsistent operating and financial practices at the operating subsidiaries, which could materially and adversely affect our overall profitability, and ultimately our business, financial condition and results of operations.

     WE MIGHT NOT COMPLETE ANY SECURITIZATION TRANSACTIONS. We intend to finance or sell a significant portion of the equipment leases that we acquire and originate through the issuance of securities backed by such leases in securitization transactions or through other structured finance products. In a securitization transaction, we would pledge or sell a pool of leases to one or more wholly-owned, special purpose subsidiaries. The special purpose subsidiary, either directly or through a trust, issues beneficial interests in the leases in the form of senior and subordinated securities and sells such securities through public offerings and private placement transactions.

     We intend to utilize securitizations for refinancing of amounts outstanding under our warehouse loan facilities. To date, we have not completed any securitizations. To the extent that any securitization transaction in which we engage is treated as a financing transaction for accounting purposes, the consummation of the securitization would not generate revenues. Factors that will affect our ability to complete securitizations include:

     - conditions in the securities markets generally;

     - conditions in the asset-backed securities markets;

     - the credit quality and performance of our lease portfolio;

     - whether our leases comply with the eligibility requirements established in connection with the securitizations;

     - whether we can obtain third-party credit enhancement; and

     - once we have completed one or more securitizations, the absence of any material downgrading or withdrawal of ratings given to securities previously issued in the Company's securitizations.

     Any substantial reduction in the availability of the securitization market for the Company's leases or any adverse change in the terms of such securitizations could have a material adverse effect on the Company's business, financial condition and results of operations.

     WE MIGHT NOT BE ABLE TO CONTINUE TO INCREASE OUR VOLUME OF RECEIVABLES. A component of our internal growth strategy is to retain for our own portfolio a greater portion of the leases that we acquire or originate. Our ability to sustain continued growth is dependent upon our capacity to attract, evaluate, finance and service increasing volumes of leases of suitable yield and credit quality. If we do not market our products effectively, maintain our portfolio quality, service our leases effectively or obtain institutional financing at acceptable rates, we will not be able to increase our volume of leases, which would have a material adverse effect on our business, financial condition and results of operations.

     WE WILL NEED ADDITIONAL CAPITAL. We expect to fund the majority of the leases that we originate or acquire through loan facilities. The loan facilities included in our "Senior Credit Facilities" and our "Aircraft Facility" (as defined herein) that we use to finance leases have 364-day terms, which expire in June, July and October of 1999. We will need to renew or replace these loan facilities. In addition, to the extent that we retain for our own portfolio a greater portion of the leases that we acquire or originate, we may require additional sources of financing. We may require additional capital to fund our operations, which may not be available, or may not be available on terms that are acceptable to us. If we cannot renew or replace any of our loan facilities or obtain additional capital when we need it, our business, financial condition and results of operations will be materially and adversely affected.

     OUR CREDIT FACILITIES LIMIT OUR ABILITY TO TAKE CERTAIN ACTIONS. Our Senior Credit Facilities and Aircraft Facility:

     - require us to pledge substantially all of our assets, including the stock and assets of the operating subsidiaries, as security for borrowings under the facilities;

     - contain restrictions upon our ability to (among other things) incur additional indebtedness, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person without the consent of the lenders or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets; and

     - require us to maintain specified financial ratios and to satisfy certain financial condition tests. Our ability to meet those financial ratios and financial condition tests can be affected by events beyond our control, and we may not be able to meet those tests.

     If an event of default occurs under the Senior Credit Facilities or Aircraft Facility, our lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we could not repay these amounts, our lenders could proceed against the collateral.

     WE ARE SUBJECT TO INTEREST RATE RISKS. Our profitability is determined in part by the difference between our cost of funds and the yield we obtain on the leases that we originate or acquire. These leases generally are non-cancelable and require payments to be made by the lessee for specified terms at fixed rates based on interest rates prevailing in the market at the time the lease is approved. Until we either sell or securitize the leases, we fund these leases under warehouse or other loan facilities or from working capital. If interest rates increase on our variable rate debt, and we cannot sell or securitize the leases that we are holding, our operating margins could be adversely affected. In addition, if interest rates increase and we increase the interest rate we charge to our customers, demand for our leases could decline. To mitigate these risks, we hedge certain risks of interest rate increases. Hedging activities limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of the debt. In addition, hedging does not protect us from all interest rate-related risks.

     WE ARE DEPENDENT ON THE CREDITWORTHINESS OF LESSEES. We acquire and originate equipment leases with a wide range of purchase prices, many of which involve small and mid-size commercial businesses located throughout the United States and Canada, or large cyclical businesses such as airlines with operations in different regions around the world. Small business leases and leases with highly cyclical businesses generally entail a greater risk of non-performance and higher delinquencies and losses than leases entered into with larger, more creditworthy lessees or lessees in less cyclical businesses. If our lessees do not comply with the terms of the leases, those leases cannot serve as collateral under our warehouse facilities and in any securitizations that we undertake, which may have a material adverse effect on our liquidity. Additionally, if we experience delinquencies and defaults in excess of the levels we estimate when determining allowances for credit losses, in addition to the adverse effects on our profitability, we might not be able to obtain financing or complete securitization transactions, which could have a material adverse effect on our business, financial condition and results of operations.

     RISKS ASSOCIATED WITH ACQUISITION STRATEGY. We intend to continue to make selective acquisitions of equipment leasing, specialty finance and related businesses. This strategy requires that we review and potentially reorganize acquired business operations, corporate infrastructure and systems and financial controls. This strategy may not be successful because, among other things:

     - unforeseen expenses, difficulties, complications and delays frequently encountered in connection with the rapid expansion of operations could inhibit our growth;

     - we may be unable to maintain or accelerate our growth or to anticipate all of the changing demands that expanding operations will impose on management personnel, operational and management information systems, and financial systems;

     - we may not be able to identify, acquire or manage profitably additional businesses or integrate them without substantial costs, delays or other operational or financial difficulties; or

     - although we intend to finance future acquisitions by using shares of our common stock and cash, if we decide not to use our common stock because we believe its market price to be too low, or if potential acquisition candidates are unwilling to accept our common stock, we may not have, or be able to obtain, sufficient cash resources to complete any acquisitions.

     If our acquisition strategy is not successful, our business, financial condition and results of operations could be materially and adversely affected.

     RISK OF ECONOMIC DOWNTURN. An economic downturn could result in a decline in the demand for some of the types of equipment which we finance, which could lead to a decline in originations of leases. Such a downturn could also adversely affect the Company's ability to obtain capital to fund lease originations or to complete securitizations. In addition, such a downturn could result in an increase in delinquencies and defaults by lessees, which could have an adverse effect on our profitability and our ability to sell or securitize leases. Moreover, an economic downturn, either generally or within a specific industry, could have a material adverse effect on the value of the equipment underlying the leases, which could in turn affect our ability to realize our residual interest in such equipment. These results could have a material adverse effect on our business, financial condition and results of operations.

     FLUCTUATIONS IN QUARTERLY RESULTS. We could experience fluctuations in quarterly operating results due to a number of factors including, among others, the consummation of a transaction in a particular calendar quarter (or the failure to complete such a transaction), variations in the volume of leases originated and variations in interest rates. In addition, certain of our operating subsidiaries may from time to time experience relatively large transactions for one or a few customers or relatively large sales of equipment, which may not recur or may not be followed by correspondingly large transactions in subsequent periods. Moreover, to the extent that we retain for our own portfolio a greater portion of the leases that we acquire or originate and the equipment that we acquire, we will not generate revenue from gain on sale for the retained leases or revenue from sales of the retained equipment. As a result of these fluctuations, results for any one quarter, including historical results, should not be relied upon as being indicative of performance in future quarters.

     COMPETITION. The financing of equipment is highly competitive. We compete for customers with:

     - national, regional and local finance companies;

     - equipment manufacturers that finance the sale or lease of their products themselves; and

     - other traditional types of financial services companies, such as commercial banks and savings and loan associations, all of which provide financing for the purchase of equipment.

     Many of our existing and potential competitors possess substantially greater financial, marketing and operational resources and include many larger, more established companies that may have a lower cost of funds and greater access to capital markets and other funding sources than we have.

     RESIDUAL VALUE RISK. We retain a residual interest in the equipment covered by certain leases. We estimate what the fair value of the equipment will be at the end of the contract term of the lease and reflect that residual value, if any, as an asset on our balance sheet. Our results of operations depend, to some degree, upon our ability to realize the residual value of the equipment. Our ability to realize the residual values depends upon many factors, several of which are not within our control, including:

     - general market conditions at the time of expiration of the lease;

     - specific market conditions for that type of equipment at the time of expiration of the lease;

     - the condition of the equipment;

     - whether the equipment is obsolete;

     - the cost of comparable new equipment; and

     - the effects of any additional or amended government regulations.

If, upon the expiration of a lease, we sell the underlying equipment and the amount realized is less than the recorded value of our residual interest in that equipment, we will recognize a loss.

     RISKS OF YEAR 2000 NONCOMPLIANCE. The inability of our computer systems and software programs, or those of entities that provide services to us, to accept, store, interpret or display dates for the year 2000 and beyond could materially impair our ability to originate, service and sell leases and manage our financial and accounting functions and sales and marketing activities.

     AMORTIZATION OF INTANGIBLE ASSETS. Approximately $613.6 million, or 36.8%, of the Company's total assets as of December 31, 1998, consists of goodwill arising from the acquisitions of the operating subsidiaries. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of the purchase price that is allocated to those net assets on our balance sheet. We are required to amortize the goodwill arising from acquisitions (including goodwill associated with the payment of any earn-out consideration) over a period of time, with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. The amount amortized, however, will not give rise to a deduction for tax purposes. In addition, management continually evaluates goodwill for potential impairment that may result from events or changes in circumstances from time to time. A reduction in net income resulting from the amortization or impairment of goodwill may have an adverse impact upon the market price of our common stock.

     DEPENDENCE ON KEY PERSONNEL. We believe that our success will depend to a significant extent upon the efforts and abilities of Robert J. New, our co-founder, Chairman and Chief Executive Officer, our other executive officers and, due to our decentralized operating strategy, senior management and sales personnel of our operating subsidiaries. Our operating subsidiaries will continue to depend upon the retention of key sales personnel to maintain certain customer relationships. In addition, we will depend upon the senior management and sales personnel of any significant business we acquire in the future. If we lose the services of one or more of these key employees before we retain qualified replacement personnel, our business could be adversely affected.

     POTENTIAL INFLUENCE OF EXECUTIVE OFFICERS AND DIRECTORS. As of March 19, 1999, the Company's executive officers and directors beneficially owned an aggregate of approximately 17.9% of the outstanding shares of common stock. The Company's executive officers and directors if acting together may be able to influence the election of directors and matters requiring the approval of the stockholders of the Company. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

     SHARES ELIGIBLE FOR FUTURE SALE. As of March 19, 1999, we had 52,505,323 shares of common stock outstanding. The 28,000,000 shares sold in our initial public offering are freely tradeable without restriction or further registration under the Securities Act, unless acquired by an "affiliate" of the Company, as that term is defined in Rule 144 promulgated under the Securities Act ("Rule 144"); shares held by affiliates will be subject to the resale limitations of Rule 144. Of the remaining outstanding shares of common stock, 21,251,569 shares are available for resale at various dates, subject to compliance with Rule 144 as the holding provisions of Rule 144 are satisfied. In addition, 3,334,975 shares may be sold in accordance with the provisions of Rule 145 promulgated under the Securities Act, subject to contractual lock-up periods contained in the acquisition agreements pursuant to which such shares were issued. Further, as of March 19, 1999, 5,256,146 shares of common stock were issuable upon the exercise of stock options granted prior to or on such date and options to purchase an additional 724,266 shares had been reserved for future grant under the terms of acquisition agreements. We filed a registration statement on Form S-8 with respect to the shares of common stock issuable upon exercise of such options. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

     CERTAIN ANTITAKEOVER PROVISIONS. Certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws may make a change in the control of the Company more difficult to effect, even if a change in control were in the stockholders' interest. Pursuant to our Certificate of Incorporation, our Board of Directors is divided into three classes of directors elected for staggered three-year terms. Pursuant to our Certificate of Incorporation and Bylaws, our Board of Directors may issue shares of preferred stock of the Company, without stockholder approval, on such terms as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Moreover, although the ability to issue preferred stock may provide flexibility in connection with possible acquisitions and other corporate purposes, such issuances may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, stock of the Company. In addition, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an "interested stockholder," unless the business combination is approved in a prescribed manner.

ITEM 2.  PROPERTIES

     Our corporate offices are located in leased space in Miami, Florida at 10800 Biscayne Boulevard, Suite 800, Miami, Florida 33161. Our telephone number is (305) 899-5000.

     Our servicing and administration center is located in leased space in Portland, Oregon. We also lease office space for sales and operations in Arizona, California, Colorado, Connecticut, Florida, Georgia, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Ohio, Texas, Utah and Virginia, and we lease warehouse space in Arizona, Connecticut and Utah. We believe that our facilities are adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     The Company's Common Stock has been listed on the New York Stock Exchange since May 15, 1998. On March 19, 1999, the last sale price for the Common Stock was $5.8125 per share. As of March 19, 1999 there were approximately 185 holders of record of the Company's Common Stock. The following table sets forth the range of high and low sales prices for the Common Stock for the periods indicated.

1998                                                         HIGH        LOW
----                                                        -------    --------
Second Quarter (May 15, 1998 to June 30, 1998)............  $19.625    $14.1875
Third Quarter.............................................  $19.375    $ 4.0625
Fourth Quarter............................................  $9.4375    $  3.875
1999
First Quarter (January 1, 1999 to March 19, 1999).........  $  8.25    $   5.50

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 3, 1998, the Company has sold the following shares of its Common Stock. Each transaction was intended to be exempt from registration in reliance upon Section 4(2) of the Securities Act.

                                                            NO. OF SHARES OF      AGGREGATE
PURCHASER                                    DATE             COMMON STOCK      CONSIDERATION
---------                              -----------------    ----------------    -------------
Gaston Friedlander Irrevocable
  Trust..............................  January 3, 1998          183,750           $551,250
Martin Kalb..........................  January 16, 1998          75,000           $225,000
Michael Rabinovitch..................  January 16, 1998          26,250           $ 78,750
Jonathan New.........................  January 18, 1998          52,500           $157,500
Bruce E. Kropschot...................  January 23, 1998          20,000           $ 60,000
Steven E. Hirsch.....................  January 24, 1998         315,000           $945,000
The G&T Trust........................  January 25, 1998         210,000           $630,000
Jonathan J. Ledecky..................  January 29, 1998          75,000           $225,000
Robert J. New........................  January 29, 1998          75,000           $225,000
Martin Kalb..........................  January 29, 1998          75,000           $225,000
Jonathan New.........................  January 29, 1998          25,000           $ 75,000
The G&T Trust........................  January 29, 1998          10,000           $ 30,000
Bruce E. Kropschot...................  February 2, 1998          50,000           $150,000
Theodore J. Rogenski.................  February 4, 1998         200,000           $600,000
Robert Seaman........................  February 5, 1998          50,000           $150,000
Robert J. New........................  February 17, 1998         40,000           $400,000
Jonathan J. Ledecky..................  February 17, 1998         40,000           $400,000

     In addition, as of February 14, 1998, the Company entered into 10 Amended and Restated Agreements and Plans of Contribution and two Amended and Restated Purchase Agreements, pursuant to which the Company issued an aggregate of 13,340,901 shares of Common Stock. Each such share issuance was consummated in May 1998. Each such transaction was intended to be exempt from registration in reliance upon Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected financial data of the Company as of the dates and for the periods indicated. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto, included elsewhere herein.

                                                       PERIOD FROM
                                                        INCEPTION
                                                    (OCTOBER 9, 1997)
                                                            TO                YEAR ENDED
                                                    DECEMBER 31, 1997     DECEMBER 31, 1998
                                                    ------------------    ------------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND
                                                                PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Finance income from direct financing and
  sales-type leases.............................         $    --               $ 30,027
Rental income from operating leases.............              --                 68,003
Sales of equipment..............................              --                365,306
Gain on sale of leases..........................              --                 23,862
Fees, commissions and remarketing income........              --                 15,639
Interest and other income.......................              --                  8,093
                                                         -------               --------
     Total revenues.............................              --                510,930
                                                         -------               --------
Cost of operating leases........................              --                 27,841
Cost of equipment sold..........................              --                318,383
Interest expense................................              --                 35,453
Selling, general and administrative expenses....           2,137                 63,347
Goodwill amortization...........................              --                 10,119
                                                         -------               --------
     Total expenses.............................           2,137                455,143
                                                         -------               --------
Income (loss) from operations...................          (2,137)                55,787
Equity in income from minority-owned
  affiliates....................................              --                  1,013
                                                         -------               --------
Income (loss) before taxes......................          (2,137)                56,800
Provision for income taxes......................              --                 32,007
                                                         -------               --------
Net income (loss)...............................         $(2,137)              $ 24,793
                                                         =======               ========
Earnings (loss) per share, basic................         $ (1.62)              $    .73
Earnings (loss) per share, diluted..............         $ (1.62)              $    .72
Shares used in computing net income (loss) per
  share--
  Basic.........................................       1,319,063             33,841,448
  Diluted.......................................       1,319,063             34,353,714

                                                                AS OF DECEMBER 31,
                                                                ------------------
                                                                1997       1998
                                                                ----    ----------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................    $ 30    $    9,772
Net investment in direct financing and sales-type leases....      --       373,113
Equipment under operating leases, net.......................      --       430,229
Total assets................................................     631     1,669,523
Debt........................................................      --       667,322
Stockholders' equity........................................     276       817,288

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     UniCapital was founded in October 1997 as a Delaware corporation. We commenced operations in May 1998 in conjunction with the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses. In June, July and August 1998, we completed the acquisition of five additional equipment leasing, specialty finance and related businesses. We intend to integrate the businesses, operations and administrative functions of the businesses that we acquired over a period of time. Integration may present opportunities to reduce costs through the elimination of duplicate functions and through economies of scale, and may necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration, employee relocation and severance and facilities expansion. These various costs and possible cost-savings make comparison of future operating results with historical operating results difficult.

     In 1998, we derived the majority of our revenue from lease payments on leases originated and held by the Company, gains on sale of leases and sales of equipment subject to leases. In addition, we derived revenue from sales of equipment off-lease and the sale of new equipment, as well as from servicing fees, late charges and administrative fees. We also received remarketing fees for the sale of off-lease equipment on behalf of equity investors in leases and we may obtain a premium for sales prices in excess of an agreed-upon amount. In the future, we intend to retain a greater portion of the leases that we originate or acquire for our own portfolio. In order to execute this strategy, we must modify certain of the financial covenants in our Senior Credit and Aircraft Facilities. We are currently negotiating with our lenders to obtain the necessary modifications to our financial covenants. Even if we retain a greater portion of the leases that we originate or acquire, we will continue to sell aircraft engines and remarket or sell equipment at lease end, and we may continue to sell leases and equipment subject to leases.

     We expect to fund the majority of the leases that we originate through credit facilities. We may sell leases to third parties or refinance them through a securitization program or other structured finance products. To date, we have not completed a securitization transaction. Should we be unable to sell or securitize leases with fixed rates within a reasonable period of time after funding, our operating margins could be adversely affected by any increase in interest rates to the extent that we have not effectively hedged our interest rate exposure on variable rate debt. Moreover, increases in interest rates which cause us to raise the implicit interest rate charged to our customers could decrease demand for our lease products.

     The leases we acquire or originate generally are noncancelable for a specified term during which we generally receive scheduled payments sufficient, in the aggregate, to cover our borrowing costs and, when aggregated with the residual, the costs of the underlying equipment. The noncancelable term of each lease is generally equal to or less than the equipment's estimated economic life. Initial terms of the leases in our portfolio generally range from 12 to 84 months. Certain of the leases we acquire or originate carry a $1.00 buy-out provision upon maturity of the lease.

     Our leases are collateralized by the equipment leased as well as, in some cases, a personal guarantee provided by a principal of the lessee. We manage credit risk through diversifying our business customer base, geographic location of lessees and the type of business equipment leased. We believe that prepayment risks are mitigated by the noncancelable, full payout structure of the majority of our leases.

CERTAIN ACCOUNTING CONSIDERATIONS

     DIRECT FINANCING LEASES. Direct financing leases transfer substantially all of the benefits and risks of equipment ownership to the lessees. A lease is classified as a direct financing lease if the collection of the minimum lease payments is reasonably predictable, no significant uncertainties exist relating to unreimbursable costs yet to be incurred by the lessor under the lease and the lease meets one of the following criteria: (i) ownership of the property is transferred to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the term of the lease equals 75% or more of the estimated economic life of the leased equipment; or (iv) the present value (at the inception of the lease) of the minimum lease payments equals or exceeds 90% of the fair value of the leased equipment. With respect to our direct financing leases, we record total lease rentals receivable, estimated unguaranteed residual value and initial direct costs (which are those costs, including sales commissions, incurred in connection with consummating the lease) as the gross investment in the lease. The difference between the gross investment in the lease and the cost of the leased equipment is defined as "unearned income." Finance income is recognized over the term of the lease by amortizing the unearned income using the interest method.

     SALES-TYPE LEASES. Sales-type leases, like direct financing leases, transfer substantially all of the benefits and risks of equipment ownership to the lessee. However, sales-type leases include profit at lease inception to the extent the fair value of the equipment exceeds the Company's carrying value. Sales-type leases can arise in connection with new leases, or upon classification of lease renewals at or near the end of the initial lease term. A lease is classified as a sales-type lease if it includes such a profit at lease inception and if the collection of the minimum lease payments is reasonably predictable, no significant uncertainties exist relating to unreimbursable costs yet to be incurred by the lessor under the lease and the lease meets one of the following criteria: (i) ownership of the property is transferred to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option;
(iii) the term of the lease equals 75% or more of the estimated economic life of the leased equipment; or (iv) the present value (at the inception of the lease) of the minimum lease payments equals or exceeds 90% of the fair value of the leased equipment. With respect to sales-type leases, we record total lease rentals receivable, estimated unguaranteed residual value as the gross investment in the lease. The difference between gross investment in the lease and the present value of the gross investment in the lease is defined as "unearned income." The present value of the minimum lease payments computed at the interest rate implicit in the lease is recorded as sales revenue. The cost of the equipment less the present value of the unguaranteed residual value, computed at the interest rate implicit in the lease, is reflected as the cost of sale. Finance income is recognized over the term of the lease by amortizing the unearned income using the interest method.

     NET INVESTMENT IN DIRECT FINANCING AND SALES-TYPE LEASES. At December 31, 1998 the Company's net investment in direct financing and sales-type leases totaled $373.1 million, or 46.4% of the Company's net investment in leases (including net book value of equipment under operating leases).

     OPERATING LEASES. At December 31, 1998, the net book value of equipment under operating leases totaled $430.2 million, or 53.6% of the Company's net investment in leases (including net book value of direct financing and sales-type leases). All lease contracts which do not meet the criteria of direct financing leases or sales-type leases are accounted for as operating leases. Monthly lease payments are recorded as income from operating leases on a straight-line basis. Leased equipment is recorded, at the Company's cost, as "Equipment under operating leases" and depreciated on a straight-line basis over the estimated life of the equipment to its estimated salvage value. When equipment is sold, the net proceeds realized in excess of the carrying value are recorded as "Gain on sale of equipment;" if the net proceeds are less than the carrying value, the amount by which the carrying value exceeds the net proceeds is recorded as a loss.

     GAIN ON SALE. We have also generated gain on sale income from the sale of leases to third party financing sources for cash. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 125 is effective for transactions occurring after December 31, 1996. Among other things, SFAS 125 requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on relative fair values at the date of transfer.

     In the future, we intend to retain a greater portion of the leases that we originate or acquire for our own portfolio. In order to execute this strategy, we must modify certain of the financial covenants in our Senior Credit Facilities and Aircraft Facility. We are currently negotiating with our lenders to obtain the necessary modifications to our financial covenants. Even if we retain a greater portion of the leases that we originate or acquire, we will continue to sell aircraft engines and remarket or sell equipment at lease end, and we may continue to sell leases and equipment subject to leases.

     RESIDUAL VALUES. At the inception of a direct financing lease or a sales-type lease, we estimate a residual value based upon the expected net realizable value of the equipment at the end of the lease term. The salvage value of equipment subject to operating lease is determined by, among other factors, the estimated useful life of the equipment, the expected condition of the equipment at the end of the lease term, and prevailing market demand for the equipment. At the end of the initial term of a lease, the lease may be extended, the equipment may be sold to the lessee or the equipment may be sold or leased to another party. The original estimate of the residual value is adjusted downward during the lease term if a decline in value is projected; however, upward adjustments in residual estimates are not permitted.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS for the year beginning January 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Form 10-K.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1998
                                                              -------------------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Finance income from direct financing and sales-type
  leases....................................................  $ 30,027        5.9%
Rental income from operating leases.........................    68,003       13.3
Sales of equipment..........................................   365,306       71.5
Gain on sale of leases......................................    23,862        4.7
Fees, commissions and remarketing income....................    15,639        3.1
Interest and other income...................................     8,093        1.5
                                                              --------      -----
     Total revenues.........................................   510,930      100.0
                                                              --------      -----
Cost of operating leases....................................    27,841        5.4
Cost of equipment sold......................................   318,383       62.3
Interest expense............................................    35,453        6.9
Selling, general and administrative expenses................    63,347       12.5
Goodwill amortization.......................................    10,119        2.0
                                                              --------      -----
     Total expenses.........................................   455,143       89.1
                                                              --------      -----
Income from operations......................................    55,787       10.9
Equity in income from minority-owned affiliates.............     1,013        0.2
                                                              --------      -----
Income before taxes.........................................    56,800       11.1
Provision for income taxes..................................    32,007        6.2
                                                              --------      -----
Net income..................................................  $ 24,793        4.9%
                                                              ========      =====

     FINANCE INCOME FROM DIRECT FINANCING AND SALES-TYPE LEASES. Finance income from direct financing and sales-type leases was $30.0 million, and 5.9% of total revenues, for the year ended December 31, 1998. This amount represents interest income on direct financing and sales-type leases, net of the amortization of indirect costs.

     RENTAL INCOME FROM OPERATING LEASES. Rental income from operating leases was $68.0 million, and 13.3% of total revenues, for the year ended December 31, 1998. This amount represents rental income and contingent rent earned from assets under operating leases.

     SALES OF EQUIPMENT. Sales of equipment were $365.3 million, and 71.5% of total revenues, for the year ended December 31, 1998. Included in sales of equipment is the sales proceeds from the sale of aircraft and aircraft engines, sales proceeds from the sale of new equipment and sales revenue generated through sales-type leases.

     GAIN ON SALE OF LEASES. Gain on sale of leases was $23.9 million, and 4.7% of total revenues, for the year ended December 31, 1998. During the period, the Company generated $5.1 million in gain on sale of leases through the sale of $70.1 million of net investment in leases in third party sales. In addition, the Company generated $18.8 million in gain on sale of leases through the placement of $267.4 million in net investment in leases into the Company's Purchase Facility.

     FEES, COMMISSIONS AND REMARKETING INCOME. Fees, commissions and remarketing income was $15.6 million, and 3.1% of total revenues, for the year ended December 31, 1998.

Included in this amount are (i) servicing fees on leases serviced by the Company, including both third party leases and leases originated by the Company that have been sold to third parties, (ii) commissions on arranging financing for third parties and (iii) remarketing income from the sale of off-lease equipment.

     COST OF OPERATING LEASES. Cost of operating leases was $27.8 million, and 5.4% of total revenues, for the year ended December 31, 1998. Cost of operating leases is primarily depreciation on operating leased assets; it also includes the amortization of initial direct costs of originating operating leases.

     COST OF EQUIPMENT SOLD. Cost of equipment sold was $318.4 million, and 62.3% of total revenues, for the year ended December 31, 1998. Cost of equipment sold represents the net carrying value of equipment which is sold through sales of equipment.

     INTEREST EXPENSE. Interest expense was $35.5 million, and 6.9% of total revenues, for the year ended December 31, 1998. The Company incurs interest expense as a result of utilization of its various credit facilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $63.3 million, and 12.5% of total revenues, for the year ended December 31, 1998. Included in this amount are salaries and benefits of the Company's employees, selling and marketing expenses, occupancy costs, travel related costs and provisions for bad debts. In addition, the Company incurred a $17.3 million non-cash compensation charge for certain equity issuances prior to its initial public offering.

     EQUITY IN INCOME FROM MINORITY-OWNED AFFILIATES. Equity in income from minority-owned affiliates was $1.0 million, and 0.2% of total revenues, for the year ended December 31, 1998. This amount represents earnings from unconsolidated subsidiaries, primarily aircraft operating entities. The earnings in these entities typically are generated from aircraft leases and sales of aircraft and aircraft equipment.

PERIOD FROM INCEPTION (OCTOBER 9, 1997) TO DECEMBER 31, 1997

     We were incorporated in October 1997 and commenced operations in May 1998 in conjunction with the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses. During the period from October 9, 1997 to December 31, 1997 we had a net loss of $2.1 million, which consisted primarily of a non-cash stock compensation charge.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, we had cash and cash equivalents of approximately $9.8 million. Our business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases. We will continue to require access to significant additional capital to maintain and expand the volume of leases that we fund, as well as to fund any future acquisitions of leasing and specialty finance companies or lease portfolios.

     Our uses of cash include the origination of equipment leases, payment of interest expenses, repayment of borrowings under our credit facilities, operating and administrative expenses, income taxes and capital expenditures, and may include payment of the cash portion of the earn-out arrangements with the stockholders of certain of the acquired companies, as well as any future acquisitions of companies or lease portfolios.

     On March 10, 1999, we entered into a letter of intent, which was amended on March 25, 1999, to purchase a portfolio of nine commercial aircraft subject to net operating leases for approximately $312 million. We intend to purchase these aircraft with up to $39 million in cash and approximately $278 million in a combination of seller financing and third-party financing for which we are currently negotiating. The letter of intent is subject to satisfactory completion of due diligence prior to April 9, 1999, and we expect the transaction to close by June 30, 1999. After consummation of the transaction, the seller is obligated to offer to sell us an additional $400 million in commercial aircraft prior to the end of 1999.

     On March 19, 1999, we entered into a binding letter of intent whereby we would acquire the equity interest in a portfolio of 34 commercial aircraft subject to net operating leases for approximately $36 million in net cash investment, subject to the successful consummation of securitization financing for the balance of the approximate $1.1 billion purchase price. This transaction is expected to close by April 30, 1999.

     In order to complete the transactions described above, we must obtain additional financing or fund the necessary cash requirements from the sale of assets or equipment subject to lease. We are currently negotiating to obtain the necessary funding through financing or sales.

     We believe that funds generated from operations and possible future sources of borrowings, including the Senior Credit Facilities and Aircraft Facility, will be sufficient to finance our current operations and planned capital expenditure requirements at least for the next twelve months, assuming satisfactory renewal or replacement of such facilities. If we are unable to renew or replace our credit facilities, our business, financial condition and results of operations would be materially and adversely affected. From time-to-time we engage in discussions and conduct analyses with respect to possible acquisitions of equipment, lease portfolios and businesses, some of which may lead to and include negotiation and execution of letters of intent. In order to consummate these transactions, we will need to issue additional equity securities, incur additional indebtedness or obtain additional sources of financing.

SENIOR CREDIT FACILITIES

     We have entered into credit arrangements with NationsBank, N.A., ("NationsBank"), as administrative agent, and NationsBanc Montgomery Securities LLC, as arranger and syndication agent, to provide $1.2 billion in credit facilities (the "Senior Credit Facilities") which consist of the following sub-facilities: (i) a $300.0 million Corporate Revolving Credit Facility primarily to finance acquisitions and working capital (the "Revolving Facility"); (ii) a $300.0 million Special Purpose Entity Large Ticket Warehouse Facility primarily to finance the purchase and leasing of aircraft and aircraft engines (the "Warehouse Facility"); and (iii) two asset-backed commercial paper facilities totaling $600.0 million to finance small ticket and middle market leases, consisting of an Equipment Lease Receivable Purchase Facility (the "Purchase Facility") and an Equipment Lease Receivable Financing Facility (the "Financing Facility").

     REVOLVING FACILITY. Under the Revolving Facility, we may borrow up to $300.0 million with a $50.0 million sublimit for letters of credit and a $15.0 million swingline sublimit. The proceeds of the Revolving Facility may be used to finance the cash portion of permitted acquisitions and for general corporate purposes, subject to certain limitations. Amounts outstanding under the Revolving Facility bear interest, at our option, at NationsBank's base rate plus an applicable margin, or a Eurodollar rate plus an applicable margin. Our obligations under the Revolving Facility are guaranteed by all of our subsidiaries other than certain special purpose entities which are not participating in the Warehouse Facility. The Revolving Facility is secured by a pledge of all of the capital stock of our domestic guaranteeing subsidiaries (and a pledge of 65% of the capital stock of each international guaranteeing subsidiary) and a security interest in all other assets and properties of the Company and those subsidiaries guaranteeing the Revolving Facility, other than assets financed on a non-recourse basis by the Company and any assets subject to liens granted in connection with certain permitted indebtedness (including securitizations). Borrowings under the Revolving Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Revolving Facility contains covenants, including but not limited to limitations on liens other than permitted liens, investments, dividends and other restricted payments, incurrence of recourse indebtedness, transactions with affiliates, acquisitions other than permitted acquisitions (as defined in the Revolving Facility) as well as various financial covenants, including ratios of debt with recourse or limited recourse to cash flow, total debt to net worth and cash flow to fixed charges, and maintenance at all times of a minimum net worth. The Revolving Facility, which was entered into in June 1998, has a three-year term. We pay a quarterly fee equal to a percentage of the unused portion of the Revolving Facility. As of December 31, 1998, the Company had borrowings of $163.1 million outstanding under the Revolving Facility with a weighted average interest rate of 7.08%.

     WAREHOUSE FACILITY. Under the Warehouse Facility, special purpose entities wholly-owned by the Company (each a "SPE Borrower" and collectively, the "SPE Borrowers") may borrow up to an aggregate of $300.0 million. The proceeds of the Warehouse Facility may be used to finance the purchase of eligible aircraft and eligible aircraft engines. Amounts outstanding under the Warehouse Facility bear interest, at our option, at NationsBank's base rate plus an applicable margin or a Eurodollar rate plus an applicable margin. The SPE Borrowers' obligations under the Warehouse Facility are guaranteed by all present and future subsidiaries of the SPE Borrowers (including any trusts with respect to which each SPE Borrower has a beneficial interest) for so long as such SPE Borrowers are borrowers under the Warehouse Facility. The Warehouse Facility is nonrecourse to the Company, and is secured by a first priority perfected pledge of all of the common stock of each SPE Borrower and each domestic subsidiary (direct or indirect) of each SPE Borrower, and a first priority perfected security interest in all present and future assets and properties of each SPE Borrower and each of its subsidiaries. Borrowings under the Warehouse Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Warehouse Facility contains certain covenants, including but not limited to limitations on liens, investments, dividends and other restricted payments, capital expenditures, transactions with affiliates, acquisitions, incurrence of debt, as well as requirements related to annual appraisals of eligible aircraft and aircraft engines, annual review of the approved lessees and obligors and aircraft and engine types and interest rate protection acceptable to NationsBank, and various financial covenants customary for transactions of this type, including a ratio of cash flow to interest. We pay a quarterly fee equal to a percentage of the unused portion of the Warehouse Facility. The revolving term of the Warehouse Facility, which was entered into in June 1998, is 364 days. In the event the revolving term of the Warehouse Facility is not extended, we have the option to convert the outstanding balance into a one-year term loan. As of December 31, 1998, the Company had borrowings of $52.0 million outstanding under the Warehouse Facility with a weighted average interest rate of 7.29%.

     PURCHASE FACILITY. We have established the Purchase Facility with NationsBank, as administrative agent, pursuant to which a commercial paper conduit (the "CP Conduit") or, if the CP Conduit does not buy them, one or more bank investors, which will include

NationsBank (the "Bank Investors"), will purchase beneficial interests (the "Net Investment") in an amount of up to $350.0 million, (the "Facility Limit") from a qualifying special purpose entity, collateralized by small ticket and middle market leases meeting certain eligibility requirements. Two indirect, bankruptcy-remote subsidiaries of the Company (the "Transferors") will purchase the Company's interest in certain financing leases and related leased equipment originated or purchased by the Company or eligible subsidiaries of the Company. The CP Conduit (or, upon the occurrence of certain events, the Bank Investors) will purchases leases from the Transferors at an amount equal to a percentage of the present value of the remaining lease receivables. Collections on the leases will generally be applied first to pay any amounts due under the Purchase Facility and certain other specified facilities, and then to the Transferors. We plan to reduce the Net Investment under the Purchase Facility periodically through securitizations to an amount significantly less than the Facility Limit. To date, we have not completed any securitizations. The Purchase Facility contains certain restrictions, including limitations on liens on the leases, indebtedness, certain lease modifications and changes in credit and collection practices. The Purchase Facility requires payment by the Transferor of program fees, facility fees, administration fees and commercial paper dealer fees. The term of the Purchase Facility, which was entered into in June 1998, is 364 days. As of December 31, 1998, the amount outstanding under the Purchase Facility was $251.3 million.

     FINANCING FACILITY. We have established the Financing Facility with NationsBank, as administrative agent, pursuant to which the CP Conduit or the Bank Investors will advance an amount up to $250.0 million. A subsidiary (the "Financing SPE") will finance the Company's interest in certain operating and financing leases and certain leased equipment originated or purchased by the Company or any subsidiaries of the Company. The CP Conduit (or, under certain limited circumstances, the Bank Investors) will lend funds to the Financing SPE in an amount equal to a percentage of the present value of the remaining lease receivables. Such borrowings are secured by an interest in the Financing SPE's leases and certain leased equipment. The Financing Facility contains certain restrictions and requires the payment of various fees, generally on terms substantially equivalent to those in the Purchase Facility. We have guaranteed the amounts borrowed under the Financing Facility. The term of the Financing Facility, which was entered into in July 1998, is 364 days. As of December 31, 1998, the amount outstanding under the Financing Facility was $32.8 million with a weighted average interest rate of 6.16%.

     The Company paid a financing fee in connection with entering into the Senior Credit Facilities, which will be amortized as a yield adjustment over the terms of the Senior Credit Facilities using the interest method, and will pay an annual administration fee equal to a percentage of the total amount of the Senior Credit Facilities. We expect that the aggregate fees and expenses to be paid in connection with entering into the Senior Credit Facilities will be paid from borrowings under the Revolving Facility.

     AIRCRAFT FACILITY. In October 1998, we entered into a warehouse facility (the "Aircraft Facility"), primarily to finance the purchase and leasing of aircraft. Under the Aircraft Facility, we may borrow up to $500.0 million. The Aircraft Facility is nonrecourse to the Company and is secured by a first priority perfected pledge of all of the common stock of each SPE Borrower and each domestic subsidiary of each SPE Borrower, and a first priority perfected security interest in all present and future assets and properties of each SPE Borrower and each of its subsidiaries. Borrowings under the Aircraft Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Aircraft Facility contains certain covenants, including but not limited to limitations on liens, dividends and other restricted payments, capital expenditures, acquisitions, incurrence of debt, as well as requirements related to annual appraisals of eligible aircraft, approved aircraft and aircraft engine types and interest rate protection acceptable to the lender, and various financial covenants customary for transactions of this type, including a ratio of cash flow to interest. As of December 31, 1998, the Company had borrowings of $134.0 million outstanding under the Aircraft Facility with a weighted average interest rate of 7.32%.

HEDGING STRATEGY

     When we borrow funds, we are exposed to a certain degree of risk caused by interest rate fluctuations. Although our equipment loans are generally structured and permanently funded on a fixed interest rate basis, we may initially fund the lease by borrowing on a floating rate basis. To manage certain interest rate risks, we expect to use derivative financial instruments, such as forward rate agreements and Treasury locks and interest rate swaps, caps and collars. Our hedging techniques may not protect us from interest rate-related risks in all interest rate environments.

FLUCTUATIONS IN QUARTERLY RESULTS

     We could experience fluctuations in quarterly operating results due to a number of factors including, among others, the consummation of a transaction in a particular calendar quarter (or the failure to complete such a transaction), variations in the volume of leases originated and variations in interest rates. In addition, certain of our operating subsidiaries may from time to time experience relatively large transactions for one or a few customers or relatively large sales of equipment, which may not recur or may not be followed by correspondingly large transactions in subsequent periods. Moreover, to the extent that we retain leases that we acquire or originate and the equipment that we acquire, we will not generate revenue from gain on sale for the retained leases or revenue from sales of the retained equipment. As a result of these fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

YEAR 2000 READINESS

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

     We are in the process of implementing a Y2K readiness program with the objective of having all of our significant Business Systems functioning properly with respect to the Y2K issue before January 1, 2000. The program is divided into three major sections -- Infrastructure, Applications Software, and third-party suppliers and customers ("External Agents"). The phases common to all sections are: (1) inventorying Y2K items and assigning priorities; (2) assessing the Y2K compliance of those items; (3) repairing, retiring or replacing the items that are determined not to be Y2K compliant, beginning with the items considered most critical to the Company's operations; (4) testing those items; (5) implementing necessary changes; and (6) designing and implementing contingency plans.

     INFRASTRUCTURE. This section consists of hardware and systems software other than Applications Software. We estimate that approximately 50 percent of the activities related to this section were completed by December 31, 1998. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. All Infrastructure activities are expected to be completed by the end of 1999.

     APPLICATIONS SOFTWARE. This section includes the remediation, retirement or replacement of applications software that is not Y2K compliant. We are using both internal and external resources to complete this process. As of December 31, 1998, approximately 70 percent of the applications software was remediated or replaced, and tested. The implementation of these is scheduled to be completed by May 31, 1999. The remaining applications are expected to be remediated or replaced by June 30, 1999, tested by October 31, 1999, and implemented by the end of 1999.

     EXTERNAL AGENTS. This section includes the process of identifying and prioritizing service providers, vendors, suppliers, customers and governmental entities that we believe will be critical to our business operations after January 1, 2000. We could be adversely affected if these critical business partners failed to provide essential services. We are sending questionnaires, conducting interviews, browsing websites and using other available means to attempt to ascertain the Y2K readiness of our critical business partners. We expect to complete this process by June 30, 1999.

     We are developing contingency plans intended to mitigate possible disruptions in business operations that may result from the Y2K issue and we are developing cost estimates for these plans. If our Y2K readiness program is unsuccessful, we may, as a contingency plan, contract with third party lease portfolio service providers to meet the servicing needs of our daily operations. Contingency plans and related cost estimates will be continually refined, as additional information becomes available.

     We estimate that the aggregate cost of our Y2K efforts will be approximately $1.3 million, of which approximately $900 thousand has been spent. The costs of remediation are being expensed as they are incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $500 thousand), substantially all of which has been capitalized, are included in the above estimates.

     Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change. The failure to correct a Y2K issue could result in a failure of certain normal business activities or operations, which could adversely affect the Company's results of operations, liquidity and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We incur debt to fund the origination and acquisition of leases, equipment, lease portfolios and equipment leasing businesses and for general corporate purposes. The interest rates charged on the debt are generally determined based on variable measures of interest rates such as the U.S. Federal Reserve Prime rate ("Prime") or the London Interbank Offered Rate ("LIBOR"). For information regarding contractual interest rates on the debt and amounts outstanding and weighted average interest rate at December 31, 1998, see Note 10 to our consolidated financial statements for the year ended December 31, 1998, included elsewhere in this Form 10-K.

     We continually monitor interest rates in order to mitigate exposure to unfavorable variations. Our objectives in managing this risk include:

     - achieving certain ratios of fixed-rate debt to variable-rate debt; and

     - achieving certain levels of our aggregate cost of funds.

     As a result, from time to time we utilize interest rate swaps. Interest rate swaps synthetically alter the repricing characteristics of variable-rate debt obligations, effectively allowing us to pay a fixed interest rate on a portion of the debt, which reduces our exposure to unfavorable variations in Prime or LIBOR. There are risks associated with the use of these instruments, including:

     - the possible inability of the counterparties to meet the terms of their contracts; and

     - market movements in values and interest rates.

     We do not enter into interest rate swap agreements for trading purposes.

     At December 31, 1998, we were a party to one interest rate swap agreement, which we entered into in November 1998. Under the agreement, we pay a fixed interest rate on the notional amount to the counterparty and the counterparty pays us a variable rate on the notional amount based on the 3-month LIBOR rate. Net settlement with the counterparty occurs quarterly and the agreement expires in November 2002. The fair market value of this agreement at December 31, 1998 was $22,000, as quoted by a major financial institution.

     THE FOLLOWING TABLE PRESENTS, AS OF DECEMBER 31, 1998: (i) the notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company and (iii) the variable rate to be paid by the counterparty under the agreement.

EFFECTIVE PERIOD OF INTEREST RATE SWAP

                                              YEAR ENDING                    11 MONTHS
                                             DECEMBER 31,                      ENDING
                               -----------------------------------------    NOVEMBER 30,
                                  1999           2000           2001            2002
                               -----------    -----------    -----------    ------------
Notional amount..............  $75,000,000    $75,000,000    $75,000,000    $75,000,000
Rate to be paid by the
  Company....................        5.125%         5.125%         5.125%         5.125%
Rate to be received by the         3-month        3-month        3-month        3-month
  Company....................        LIBOR          LIBOR          LIBOR          LIBOR

FOREIGN CURRENCY RISK

     We enter into transactions from time to time under which we agree to pay or receive a fixed amount of money denominated in a currency other than the U.S. Dollar. In certain transactions, we agree to pay or receive that amount of money at a designated future time. The applicable foreign currency exchange rate may change between the date the agreement is entered into and the date of settlement. The potential change in the exchange rate creates a foreign currency exchange rate risk. In order to mitigate the risk of unfavorable changes in the foreign currency exchange rate, we may enter into forward foreign currency exchange agreements. In a forward foreign currency exchange agreement, the counterparty agrees to exchange a foreign currency for U.S. Dollars at a fixed exchange rate at a designated time in the future. There are risks associated with the use of these instruments, including:

     - the possible inability of the counterparties to meet the terms of their contracts; and

     - market movements in foreign currency exchange markets.

     We do not enter into foreign currency exchange agreements for trading purposes.

     At December 31, 1998 we were a party to one forward foreign currency exchange agreement. Under this agreement, we received a commitment from a financial institution to exchange Canadian Dollars ("CAD") for U.S. Dollars ("USD") at a fixed exchange rate. The fair value of the agreement at December 31, 1998, based on the applicable closing exchange rate on that date, was $56,800. The following table presents (i) the settlement date, (ii) the amount we paid in Canadian dollars, and (iii) the contract exchange rate.

Settlement Date.............................................    February 5, 1999
Amount the Company paid in Canadian Dollars.................    $8,500,000
Exchange rate per agreement at date of maturity.............    $1.52255 CAD per USD

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

                         4TH QUARTER    1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                            1997           1998           1998           1998           1998
                         -----------    -----------    -----------    -----------    -----------
                                                        UNAUDITED
Total revenues.........    $    --       $     --        $54,390       $133,362       $323,178
Income (loss) before
  taxes................     (2,137)       (17,315)        15,932         26,007         32,176
Net income (loss)......     (2,137)       (17,315)         9,254         14,568         18,286
Earnings (loss) per
  common share, basic..      (1.62)         (2.72)          0.36           0.29           0.36
Earnings (loss) per
  common share,
  diluted..............      (1.62)         (2.68)          0.36           0.29           0.35

FINANCIAL STATEMENTS

     The information set forth under the caption "Financial Statements" in Item 14 of Part IV of this Form 10-K is incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Other Matters" in the Proxy Statement, and the information set forth in Item 1, "Business--Executive Officers" is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the subcaption "Executive
Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are filed with this Form 10-K:

        The consolidated financial statements of UniCapital Corporation and Subsidiaries as of December 31, 1998 and 1997 and for the year ended December 31, 1998 and for the period from inception (October 9, 1997) to December 31, 1997.

(a)(2) FINANCIAL STATEMENT SCHEDULES. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto listed above in Item 14(a)(1).

(a)(3) EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  2.01     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, ACR Acquisition Corp.,
           American Capital Resources, Inc. and Michael B. Pandolfelli
           and Gerald P. Ennella, dated as of February 14, 1998. (1)
  2.02     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, BCG Acquisition Corp.,
           Boulder Capital Group, Inc., Roy L. Burger and Carl M.
           Williams, dated as of February 14, 1998. (1)
  2.03     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, CLA Acquisition Corp.,
           Stuart L. Cauff, The 1998 Cauff Family Trust, Wayne D.
           Lippman and The 1998 Lippman Family Trust, dated as of
           February 14, 1998. (1)
  2.04     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, JCS Acquisition Corp.,
           Jacom Computer Services, Inc. and John L. Alfano, dated as of February 14, 1998. (1)
  2.05     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, KSTN Acquisition Corp.,
           K.L.C., Inc. and Alan H. Kaufman and Edgar W. Lee, dated as of February 14, 1998. (1)
  2.06     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, XFC Acquisition Corp.,
           Matrix Funding Corporation, and Richard C. Emery, J. Robert
           Bonnemort, David A. DiCesaris, Jack S. and Judith F. Emery,
           Trustees for Jack S. Emery Trust, Alvin W. and Lila E.
           Emery, Trustees for Alvin W. and Lila E. Emery Trust, JSE
           Partners, Ltd., a Utah Limited Partnership, LBK Limited
           Partnership, a Utah Limited Partnership, John I. Kasteler,
           Jr., Craig C. Mortensen, Shanni Staker and Christian F.
           Emery, dated as of February 14, 1998. (1)
  2.07     Amended and Restated Purchase Agreement by and among
           UniCapital Corporation, MFA Acquisition Corp., Merrimac
           Financial Associates and Allan Z. Gilbert, Jordan L. Shatz
           and Mark F. Cignoli, dated as of February 14, 1998. (1)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  2.08     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, MCMG Acquisition Corp.,
           Municipal Capital Markets Group, Inc., and the Stockholders
           Named Therein, dated as of February 14, 1998. (1)
  2.09     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, NSJ Acquisition Corp., W.
           Jeptha Thornton, Richard C. Giles, Samuel J. Thornton, The
           1998 Giles Family Trust and The 1998 Thornton Family Trust,
           dated as of February 14, 1998. (1)
  2.10     Amended and Restated Purchase Agreement by and among PFSC
           Acquisition Corp., PFSC Limited Acquisition Corp., Portfolio
           Financial Servicing Company, L.P. and The Partners Listed on
           the Signature Page, dated as of February 14, 1998. (1)
  2.11     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, VC Acquisition Corp.,
           Varilease Corporation, and the Stockholders of such company listed on the Signature Page, dated as of February 14, 1998.
           (1)
  2.12     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, WAG Acquisition Corp., The
           Walden Asset Group, Inc. and the Stockholders of such
           company listed on the Signature Page, dated as of February
           14, 1998. (1)
  2.13     Agreement and Plan of Merger by and among UniCapital
           Corporation, USTEC Acquisition Corp., United States Turbine
           Engine Corp., James K. Neff, Carmit P. Neff and Randall P.
           Fiorenza, dated as of July 27, 1998. (2)
  2.14     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, SFC Acquisition Corp., Saddleback Financial
           Corporation, Warren E. Emard and Stuart Kennedy, dated as of
           July 28, 1998. (3)
  2.15     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, JRI Acquisition Corp., HLC Financial, Inc.,
           Lawrence P. Ciuffitelli and Soron Litman, dated as of July
           28, 1998. (4)
  2.16     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, MYC Acquisition Corp., The Myerson Companies,
           Inc., Donald A. Myerson and Virginia Milke, dated as of
           August 7, 1998. (5)
  3.01     Certificate of Incorporation of UniCapital Corporation, as
           amended. (1)
  3.02     Bylaws of UniCapital Corporation. (1)
  4.01     Credit Agreement by and among UniCapital Corporation,
           NationsBank, National Association and the Lenders party
           thereto, dated as of June 10, 1998. (6)
  4.02     Transfer and Administration Agreement among Kitty Hawk
           Funding Corporation, UCP Qualifying SPE 1998-1 Limited
           Partnership, UCP Operating SPE 1998-1 Limited Partnership,
           Portfolio Financial Servicing Company, L.P. and NationsBank,
           N.A. dated as of July 20, 1998. (6)
  4.03     Loan and Security Agreement among Kitty Hawk Funding
           Corporation, UCP Borrowing SPE 1998-1 Limited Partnership,
           Portfolio Financial Servicing Company, L.P. and Nations
           Bank, N.A. dated as of July 10, 1998. (6)
  4.04     Credit Agreement by and among UniCapital Corporation, First
           Security Bank, National Association, as Trustee,
           NationsBank, National Association, as Agent and as Lender,
           and the Lenders party thereto, dated as of June 10, 1998. *

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  4.05     Credit Agreement by and among UniCapital Corporation, First
           Security Bank, National Association, as Trustee, Lehman
           Commercial Paper Inc., as Agent and as Lender, and the
           Lenders party thereto, dated as of October 6, 1998. *
 10.01     Employment Agreement between UniCapital Corporation and
           Theodore J. Rogenski, effective as of May 20, 1998. +(7)
 10.02     Employment Agreement between UniCapital Corporation and
           Bruce E. Kropschot, effective as of May 20, 1998. +(7)
 10.03     Employment Agreement between UniCapital Corporation and
           Martin Kalb, effective as of May 20, 1998. +(7)
 10.04     Employment Agreement between UniCapital Corporation and
           Steven E. Hirsch, effective as of May 20, 1998. +(7)
 10.05     UniCapital Corporation 1997 Executive Non-Qualified Stock
           Option Plan. (1)
 10.06     Employment Agreement between UniCapital Corporation and
           Edward A. Jaeckel, effective as of February 1, 1999. +*
 10.07     UniCapital Corporation 1998 Long-Term Incentive Plan. +(1)
 10.08     UniCapital Corporation 1998 Non-Employee Directors' Stock
           Plan. +(1)
 10.09     UniCapital Corporation 1998 Employee Stock Purchase Plan.
           (1)
 10.10     Employment Agreement between UniCapital Corporation and
           Robert J. New, effective as of May 20, 1998. +(7)
 10.11     Employment Agreement between UniCapital Corporation and
           Jonathan New, effective as of May 20, 1998. +(7)
 10.11(a)  First Amendment to Employment Agreement between UniCapital
           Corporation and Jonathan New, dated September 16, 1998. +*
 10.12     Employment Agreement between UniCapital Corporation and
           Stuart L. Cauff, effective as of May 20, 1998. +(7)
 21.01     Subsidiaries.*
 23.01     Consent of PricewaterhouseCoopers LLP.*

-------------------------
 + Management contract or compensatory plan or arrangement.
 * Filed herewith.
(1) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 1 to the registrant's Registration Statement on Form S-1 (File No. 333-46603), as filed with the Commission on April 3, 1998.
(2) Incorporated by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).
(3) Incorporated by reference to Exhibit 2.02 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).
(4) Incorporated by reference to Exhibit 2.03 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).
(5) Incorporated by reference to Exhibit 2.04 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).
(6) Incorporated by reference to exhibit with corresponding number filed with the Company's Form 10-Q as filed with the Commission on August 14, 1998.

(7) Incorporated by reference to the exhibit with corresponding number filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 (File. No. 333-53779), as filed with the Commission on June 9, 1998.

(B) REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Miami, State of Florida on March 31, 1999.

                                          UNICAPITAL CORPORATION

                                          By: /s/ JONATHAN NEW
                                            ------------------------------------
                                              Jonathan New
                                              Chief Financial Officer

     Each person whose signature appears below hereby appoints Robert J. New and Jonathan New and both of them, either of whom may act without the joinder of the other, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to de done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                            CAPACITY                    DATE
            ---------                            --------                    ----

        /s/ ROBERT J. NEW           Chairman and Chief Executive        March 31, 1999
----------------------------------  Officer and a Director (Principal
          Robert J. New             Executive Officer)

         /s/ JONATHAN NEW           Chief Financial Officer             March 31, 1999
----------------------------------  (Principal Financial Officer)
           Jonathan New

       /s/ STUART L. CAUFF          Director                            March 31, 1999
----------------------------------
         Stuart L. Cauff

      /s/ BRUCE E. KROPSCHOT        Director                            March 31, 1999
----------------------------------
        Bruce E. Kropschot

     /s/ THEODORE J. ROGENSKI       Director                            March 31, 1999
----------------------------------
       Theodore J. Rogenski

        /s/ ROY L. BURGER           Director                            March 31, 1999
----------------------------------
          Roy L. Burger

            SIGNATURE                            CAPACITY                    DATE
            ---------                            --------                    ----
       /s/ VINCENT W. EADES         Director                            March 31, 1999
----------------------------------
         Vincent W. Eades

       /s/ RICHARD C. EMERY         Director                            March 31, 1999
----------------------------------
         Richard C. Emery

        /s/ ROBERT F. KOPP          Director                            March 31, 1999
----------------------------------
          Robert F. Kopp

     /s/ JONATHAN J. LEDECKY        Director                            March 31, 1999
----------------------------------
       Jonathan J. Ledecky

      /s/ ANTHONY K. SHRIVER        Director                            March 31, 1999
----------------------------------
        Anthony K. Shriver

    /s/ ROBERT W. VANHELLEMONT      Director                            March 31, 1999
----------------------------------
      Robert W. VanHellemont

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants..........   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Cash Flows.......................   F-5
Consolidated Statements of Stockholders' Equity.............   F-7
Notes to Consolidated Financial Statements..................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders of UniCapital Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UniCapital Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the period from inception (October 9, 1997) to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Ft. Lauderdale, Florida
February 3, 1999

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1997
                                                              ----------    -------
                                                                   (DOLLARS IN
                                                                THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                           ASSETS
Cash and cash equivalents...................................  $    9,772    $    30
Accounts receivable.........................................      41,987         --
Notes receivable............................................       9,647         --
Net investment in direct financing and sales-type leases....     373,113         --
Equipment under operating leases, net.......................     430,229         --
Equipment held for sale or lease............................      79,897         --
Investments.................................................      29,548         --
Property and equipment, net.................................       8,433         --
Goodwill, net of accumulated amortization of $10,119........     613,646         --
Deposits and other assets...................................      73,251        601
                                                              ----------    -------
    Total assets............................................  $1,669,523    $   631
                                                              ==========    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Recourse debt...............................................  $  196,279    $    --
Non-recourse and limited recourse debt......................     471,043         --
Accounts payable and accrued expenses.......................      84,967        355
Security and other deposits.................................      24,473         --
Income taxes payable........................................       6,353         --
Deferred income taxes.......................................      66,522         --
Other liabilities...........................................       2,598         --
                                                              ----------    -------
    Total liabilities.......................................     852,235        355
                                                              ----------    -------
Commitments and contingencies (Notes 19 and 22).............          --         --
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares
  authorized, no shares issued and outstanding..............          --         --
Common stock, $.001 par value, 200,000,000 shares
  authorized, 51,433,539 and 5,276,250 shares issued and
  outstanding, respectively.................................          51          5
Additional paid-in capital..................................     796,960      2,537
Stock subscription notes receivable.........................      (3,443)      (129)
Accumulated other comprehensive income......................       1,064         --
Retained earnings (deficit).................................      22,656     (2,137)
                                                              ----------    -------
    Total stockholders' equity..............................     817,288        276
                                                              ----------    -------
    Total liabilities and stockholders' equity..............  $1,669,523    $   631
                                                              ==========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           PERIOD FROM
                                                                            INCEPTION
                                                     YEAR ENDED         (OCTOBER 9, 1997)
                                                  DECEMBER 31, 1998    TO DECEMBER 31, 1997
                                                  -----------------    --------------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Finance income from direct financing and
  sales-type leases.............................     $    30,027            $       --
Rental income from operating leases.............          68,003                    --
Sales of equipment..............................         365,306                    --
Gain on sale of leases..........................          23,862                    --
Fees, commissions and remarketing income........          15,639                    --
Interest and other income.......................           8,093                    --
                                                     -----------            ----------
     Total revenues.............................         510,930                    --
                                                     -----------            ----------
Cost of operating leases........................          27,841                    --
Cost of equipment sold..........................         318,383                    --
Interest expense................................          35,453                    --
Selling, general and administrative expenses....          63,347                 2,137
Goodwill amortization...........................          10,119                    --
                                                     -----------            ----------
     Total expenses.............................         455,143                 2,137
                                                     -----------            ----------
Income (loss) from operations...................          55,787                (2,137)
Equity in income from minority-owned
  affiliates....................................           1,013                    --
                                                     -----------            ----------
Income (loss) before taxes......................          56,800                (2,137)
Provision for income taxes......................          32,007                    --
                                                     -----------            ----------
          Net income (loss).....................     $    24,793            $   (2,137)
                                                     ===========            ==========
Earnings (loss) per common share, basic.........     $      0.73            $    (1.62)
Earnings (loss) per common share, diluted.......     $      0.72            $    (1.62)
Weighted average shares outstanding, basic......      33,841,448             1,319,063
Weighted average shares outstanding, diluted....      34,353,714             1,319,063

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      PERIOD FROM
                                                                                       INCEPTION
                                                                                   (OCTOBER 9, 1997)
                                                                 YEAR ENDED               TO
                                                              DECEMBER 31, 1998    DECEMBER 31, 1997
                                                              -----------------    -----------------
                                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................     $    24,793            $(2,137)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................          43,864                 --
  Deferred income tax expense...............................          22,123                 --
  Provision for credit losses...............................             814                 --
  Compensation expenses related to equity issuances.........          17,308              2,133
  Gain on sale of lease financing receivables...............         (23,862)                --
  Gain on sale of equipment.................................         (46,923)                --
  Equity in net earnings of minority-owned affiliates.......          (1,013)                --
  Changes in other assets and liabilities:
    Current notes and accounts receivable...................         (36,686)                --
    Deposits and other assets...............................         (21,165)              (601)
    Accounts payable and accrued expenses...................          12,732                355
    Security and other deposits.............................           4,724                 --
    Income taxes payable....................................           2,187                 --
    Other liabilities.......................................         (27,186)                --
                                                                 -----------            -------
         Net cash used in operating activities..............         (28,290)              (250)
                                                                 -----------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................          (6,796)                --
Cash paid for acquisitions, net of cash acquired............        (393,731)                --
Proceeds from sale of lease financing receivables...........         350,205                 --
Proceeds from sale of equipment.............................         308,004                 --
Collection of direct financing and sales-type leases, net of
  finance income earned.....................................         138,103                 --
Investment in direct financing and sales-type leases and
  purchases of equipment for sale or lease..................      (1,106,173)                --
Increase in investments, net................................          (9,325)                --
                                                                 -----------            -------
         Net cash used in investing activities..............        (719,713)                --
                                                                 -----------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from recourse debt.................................         543,884                 --
Repayment of recourse debt..................................        (496,311)                --
Proceeds from non-recourse and limited recourse debt........         483,866                 --
Repayment of non-recourse and limited recourse debt.........        (262,139)                --
Proceeds from issuance of common stock, net of offering
  costs of $11,439..........................................         489,931                280
Repayment of subordinated debt assumed in acquisitions......          (2,002)                --
Proceeds received on subscription notes receivable..........             516                 --
                                                                 -----------            -------
         Net cash provided by financing activities..........         757,745                280
                                                                 -----------            -------
Increase in cash and cash equivalents.......................           9,742                 30
Cash and cash equivalents at beginning of period............              30                 --
                                                                 -----------            -------
Cash and cash equivalents at end of period..................     $     9,772            $    30
                                                                 ===========            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                            PERIOD FROM
                                                                             INCEPTION
                                                      YEAR ENDED        (OCTOBER 9, 1997) TO
                                                  DECEMBER 31, 1998      DECEMBER 31, 1997
                                                  ------------------    --------------------
                                                            (DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest........................       $28,709                  $ --
                                                       =======                  ====
  Cash paid for income taxes....................       $ 5,422                  $ --
                                                       =======                  ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  FOR NON-CASH ITEMS:
  Stock subscription notes receivable received
     as consideration for issuance of common
     stock......................................       $ 3,830                  $129
                                                       =======                  ====
  Notes received as partial consideration on
     sales of aircraft and aircraft engines.....       $11,492                  $ --
                                                       =======                  ====
  Debt assumed by buyers as partial
     consideration on sales of aircraft and
     aircraft engines...........................       $39,558                  $ --
                                                       =======                  ====

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               STOCK          ACCUMULATED
                                             ADDITIONAL     SUBSCRIPTION         OTHER       RETAINED
                                    COMMON    PAID-IN          NOTES         COMPREHENSIVE   EARNINGS    COMPREHENSIVE
                                    STOCK     CAPITAL        RECEIVABLE         INCOME       (DEFICIT)      INCOME        TOTAL
                                    ------   ----------   ----------------   -------------   ---------   -------------   --------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE AT INCEPTION (OCTOBER 9,
  1997)...........................   $--      $     --        $    --           $   --                      $    --
Issuance of 5,276,250 shares of
  common stock ($2,133 of
  compensation expense
  recorded).......................     5         2,537           (129)              --             --                       2,413
Comprehensive income:
  Net loss........................    --            --             --               --         (2,137)      $(2,137)       (2,137)
                                                                                                            -------
      Total comprehensive
        income....................                                                                          $(2,137)
                                     ---      --------        -------           ------        -------       =======      --------
BALANCE AT DECEMBER 31, 1997......     5         2,537           (129)              --         (2,137)                        276
Issuance of 1,522,500 shares of
  common stock ($15,248 of
  compensation expense
  recorded).......................     2        20,367         (3,830)              --             --                      16,539
Issuance of options ($2,060 of
  compensation expense
  recorded).......................    --         2,060             --               --             --                       2,060
Issuance of 28,000,000 shares of
  common stock, net of
  underwriters discounts and
  offering costs..................    28       488,613             --               --             --                     488,641
Issuance of 13,340,901 shares of
  common stock to Founding
  Companies in connection with
  mergers.........................    13       228,119             --               --             --                     228,132
Issuance of 3,293,888 shares of
  common stock for additional
  acquisitions....................     3        55,264             --               --             --                      55,267
Payments received.................    --            --            516               --             --                         516
COMPREHENSIVE INCOME:
  Net income......................    --            --             --               --         24,793       $24,793        24,793
  Other comprehensive income:
  Net unrealized gain on
    securities, net of deferred
    taxes of $653.................    --            --             --            1,064             --         1,064         1,064
                                                                                                            -------
      Total comprehensive
        income....................                                                                          $25,857
                                                                                                            =======
                                     ---      --------        -------           ------        -------                    --------
BALANCE AT DECEMBER 31, 1998......   $51      $796,960        $(3,443)          $1,064        $22,656                    $817,288
                                     ===      ========        =======           ======        =======                    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND NATURE OF BUSINESS

     UniCapital Corporation, incorporated in Delaware, was founded in October 1997 to create a national operator and integrator of equipment leasing and specialty finance businesses serving the commercial market. UniCapital Corporation acquired twelve equipment leasing, specialty finance and related businesses (the "Founding Companies") upon consummation of an initial public offering (the "Offering") of its common stock ("Common Stock") in May 1998. Subsequent to the Offering, UniCapital Corporation acquired, through merger or purchase, five additional companies, continuing the expansion of its national operations. UniCapital Corporation, the Founding Companies and the subsequently acquired companies are referred to collectively as the "Company".

     The Company originates, acquires, sells and services equipment leases and arranges structured financing in the computer and telecommunications equipment, large ticket and structured finance, middle market and small ticket areas of the equipment leasing industry. In addition, the Company provides lease administration and processing services, which include the servicing of certain leases sold to third parties. The Company's leases and structured financing arrangements cover a broad range of equipment, including aircraft and aircraft equipment, computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes, petroleum retail equipment and vending machines.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of UniCapital Corporation and its wholly owned subsidiaries, as well as the results of operations of the Company's investments accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates. Estimates are made in the assessment of collectibility of receivables and financing leases, recovery of estimated unguaranteed residual values of leased equipment, depreciable lives, impairment of goodwill and other intangible assets, and the related estimated lives of such assets, and estimates of expected maintenance and overhaul costs in connection with certain leases of aircraft.

  Comprehensive Income

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", for the year ended December 31, 1998. The Company has elected to present comprehensive income in the consolidated statements of stockholders' equity, with the accumulated balance of other comprehensive income reported as a separate component of stockholders' equity in the consolidated balance sheets.

  Cash and Cash Equivalents

     The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.

  Direct Financing Leases

     Net investment in direct financing leases includes gross rentals receivable, estimates of unguaranteed equipment residual values and unamortized initial direct costs less the unamortized portion of unearned finance income, and is reflected net of the allowance for credit losses. Unearned finance income represents the excess of the gross rentals receivable plus the estimated unguaranteed equipment residual value over the cost of the equipment acquired. Initial direct costs are capitalized and amortized over the lease term under the interest method.

     Revenue from direct financing leases is recognized over the lease term under the interest method which results in a level rate of return on the net investment in the lease.

  Sales-type Leases

     Net investment in sales-type leases includes gross rentals receivable and estimates of unguaranteed equipment residual values less unearned finance income, and is reflected net of the allowance for credit losses. Unearned finance income represents the excess of the gross rentals receivable plus the estimated unguaranteed equipment residual value over the present value of these two components.

     Revenue under sales-type leases consists of the present value of the total contractual lease payments which is recognized at lease inception. Cost recognized at lease inception consists of the equipment's net book value at lease inception, less the present value of the equipment's estimated unguaranteed equipment residual value, and related initial direct costs. Unearned finance income is recognized as revenue over the term of the lease under the interest method.

  Operating Leases

     Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the equipment's estimated useful life to its estimated salvage value. Generally, aircraft and aircraft equipment are depreciated over estimated useful lives of 30 years from the date of manufacture to a 15% estimated salvage value. Technology equipment is generally depreciated over an estimated useful life of 3 to 7 years. In estimating the equipment's salvage value for all types of equipment, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure continued appropriateness; however, the amounts the Company will ultimately realize could differ from those estimates.

     Revenue under operating leases is recognized as rental income on a straight-line basis over the lease term. In addition, certain contingent rental payments based on measures of usage of certain types of equipment are recognized as rental income as received. Costs of operating leases include principally depreciation of the leased equipment.

  Equipment Held for Sale or Lease

     Equipment held for sale or lease includes equipment purchased for lease and equipment off-lease and is stated at the lower of cost or market.

  Investments

     All investments in securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are recorded at fair value with unrealized holding gains or losses, net of the related tax effects, reported as a component of accumulated other comprehensive income in a separate component of stockholders' equity. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and included in the consolidated statements of operations.

  Derivatives

     Derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", used by the Company primarily include interest rate swaps and forward foreign exchange contracts. These derivative financial instruments are used as hedges on specific transactions to synthetically alter the repricing characteristics of the related assets and liabilities. Risks arise from the use of such instruments from the possible inability of the counterparties to meet the terms of their contracts and from market movements in values and interest rates. Management believes, however, that the potential losses from such risks related to derivative instruments held at December 31, 1998 are not significant.

     In accounting for interest rate swaps, the net differential to be paid or received on the interest rate swap is recognized as a yield adjustment to the related asset or liability over the life of the swap agreement. If the related asset or liability is disposed of, the swap agreement is marked to market. Thereafter, the interest rate swap is accounted for in the consolidated financial statements at its fair value with any unrealized gains and losses recognized in the period incurred. If the interest rate swap agreement is terminated, the gain or loss is deferred and amortized over the remaining life of the related asset or liability.

     Forward foreign exchange contracts are accounted for according to Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation". In accordance with SFAS 52, unrealized gains or losses on forward foreign exchange contracts that are intended to hedge an identifiable foreign currency commitment are deferred and included in the measurement of the related foreign currency transaction.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is recognized on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 7 years.

  Goodwill

     Goodwill represents the excess of purchase price over fair value of identifiable tangible and intangible assets and liabilities acquired. Amortization of goodwill is recognized on a straight-line basis over the expected periods to be benefited, generally 15 to 40 years. The Company periodically reviews goodwill for impairment whenever events or changes in circumstances indicate that it may not be recoverable. In such an event, goodwill in excess of expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on discounted future cash flows. There was no impairment at December 31, 1998.

  Income Taxes

     Income taxes are accounted for using the asset and liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided to reduce deferred taxes to the amount expected to be realized.

  Transfers of Lease Financing Receivables

     The Company accounts for transfers of lease financing receivables in accordance with Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under SFAS 125, upon a transfer of financial assets, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. In addition, the Company initially measures retained interests in the transferred assets by allocating the lease financing receivables carrying amount to interests retained and sold based on relative fair values at the date of transfer.

     Retained interests in certain cash flows acquired in connection with a transfer of lease receivables, if any, are initially recorded based upon the relative fair value approach noted above and are subsequently accounted for as available-for-sale securities in accordance with SFAS 115.

  Earnings Per Common Share

     Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires a dual presentation of basic and diluted earnings per share.

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. This calculation excludes any potential dilution from securities or other contracts to issue common stock.

     Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is calculated as net income available to common stockholders divided by the weighted average of common shares outstanding for the period plus the effect of dilutive shares as determined using the treasury stock method.

  Stock Options

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting under SFAS 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 in the notes to the consolidated financial statements.

  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying values of the Company's financial instruments at December 31, 1998 approximate fair value due to their short-term maturity and variable-interest rate characteristics.

NOTE 3--ACQUISITIONS

     During 1998, UniCapital Corporation acquired twelve equipment leasing, specialty finance and related businesses in connection with the Offering, and subsequent to the Offering, acquired five additional companies continuing the expansion of its national operations. Each of these acquisitions has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of acquired businesses are included in the Company's results from their respective acquisition dates, with unaudited pro forma financial information presented in the notes to the consolidated financial statements to reflect the pro forma results of operations as if the acquisitions had occurred at the beginning of the period (see Note 4). The purchase price of each acquisition has been allocated to the fair values of identifiable tangible and intangible assets and liabilities acquired, with the excess unallocated purchase price recorded as goodwill.

     The following table presents the aggregate consideration paid in connection with the Company's acquisitions during 1998:

                                                    SHARES OF    VALUE OF                                   GOODWILL
                                                      COMMON      COMMON        TOTAL         DATE OF     AMORTIZATION
                                            CASH      STOCK       STOCK     CONSIDERATION   ACQUISITION      PERIOD
                                           ------   ----------   --------   -------------   -----------   ------------
                                                  (IN MILLIONS, EXCEPT SHARE DATA)                         (IN YEARS)
AIR GROUP:
  Cauff Lippman Aviation, Inc............  $ 51.5    1,684,210    $ 28.8       $ 80.3         5/20/98          40
  Jumbo Jet (and related entities).......    15.4           --        --         15.4         6/30/98          40
  The NSJ Group, Inc.....................    16.0      561,978       9.6         25.6         5/20/98          40
AIRCRAFT ENGINE GROUP:
  United States Turbine Engine Corp......    50.0    2,739,726      46.0         96.0         7/27/98          20
TECHNOLOGY AND FINANCE GROUP:
  American Capital Resources, Inc........    20.4    1,071,051      18.3         38.7         5/20/98          40
  Jacom Computer Services, Inc...........   128.0    3,368,368      57.6        185.6         5/20/98          40
  Matrix Funding Corporation.............    19.4    1,035,811      17.7         37.1         5/20/98          40
  Municipal Capital Markets Group,
    Inc..................................     7.0      370,656       6.3         13.3         5/20/98          20
  Varilease Corporation..................    36.8    1,934,371      33.1         69.9         5/20/98          40
  The Walden Asset Group, Inc............    21.0    1,105,182      18.9         39.9         5/20/98          40
BUSINESS CREDIT GROUP:
  Boulder Capital Group, Inc.............     7.1      371,053       6.3         13.4         5/20/98          40
  HLC Financial, Inc.....................     4.3      224,096       3.8          8.1         7/28/98          40
  K.L.C., Inc. (d/b/a Keystone)..........    27.9    1,468,420      25.1         53.0         5/20/98          40
  Merrimac Financial Associates..........      --      178,750       3.1          3.1         5/20/98          40
  The Myerson Companies, Inc. (d/b/a BSB
    Leasing).............................     3.1      167,740       2.9          6.0          8/7/98          40
  Saddleback Financial Corporation.......     3.0      162,326       2.7          5.7         7/28/98          40
CORPORATE DIVISION:
  Portfolio Financial Servicing Company,
    L.P..................................      --      191,051       3.2          3.2         5/19/98          15
                                           ------   ----------    ------       ------
                                           $410.9   16,634,789    $283.4       $694.3
                                           ======   ==========    ======       ======

     In addition to the consideration presented in the table above, the selling shareholders of each acquired company, excluding Portfolio Financial Servicing Company, L.P. and Jumbo Jet (and related entities), may, pursuant to certain earnout arrangements, receive additional consideration based on targeted levels of earnings. The earnout arrangements are generally effective for a two year period, except for Cauff Lippman Aviation, Inc., The NSJ Group, Inc., United States Turbine Engine Corp. and HLC Financial, Inc., which will be effective over a three year period. Contingent consideration, if earned, will be paid in a combination of cash and the Company's Common Stock and recorded as additional purchase price. As of December 31, 1998, the Company estimated that certain of the acquired companies had earned, in the aggregate, approximately $21.2 million in contingent consideration for the year ended December 31, 1998 to be paid in a combination of $12.4 million in cash and Common Stock valued at $8.8 million. The determination of diluted earnings per share for the year ended December 31, 1998 includes the dilutive effect of the contingent shares expected to be issued pursuant to the earnout arrangements.

     The following table presents the fair value of assets acquired, fair value of liabilities assumed, common stock issued and the net cash paid, in the aggregate, for acquisitions in 1998 (in thousands):

Fair value of assets acquired............................    $1,312,949
Fair value of liabilities assumed........................      (618,616)
Common stock issued......................................      (283,399)
                                                             ----------
Cash paid for acquisitions...............................       410,934
Cash and cash equivalents acquired.......................       (17,203)
                                                             ----------
     Total cash paid for acquisitions, net of cash
       acquired..........................................    $  393,731
                                                             ==========

     Following is management's brief description of each company acquired during 1998:

  Air Group:

     Cauff Lippman Aviation, Inc. provides operating lease financing for used commercial jet aircraft and jet aircraft engines, as well as brokering, advisory and remarketing services to domestic and foreign commercial airlines, aircraft lessors and institutional investors and engages in the purchase and sale of aircraft for its own account.

     Jumbo Jet (which includes Jumbo Jet Leasing LP, Jumbo Jet, Inc., CL Aircraft Marketing LP and CL Aircraft Marketing, Inc.) provides lease financing for the acquisition of used commercial aircraft.

     The NSJ Group, Inc. provides lease financing for used commercial jet aircraft and jet aircraft engines to domestic and foreign commercial airlines and engages in the purchase and sale of aircraft for its own account.

  Aircraft Engine Group:

     United States Turbine Engine Corp. engages in the purchase, refurbishment, sales and lease of commercial aircraft engines and provides a broad range of engine management services to airlines, financial institutions and other operating lessors.

  Technology and Finance Group:

     American Capital Resources, Inc. provides lease and secured financing for equipment, primarily printing presses, to companies in the printing, packaging and paper converting industries.

     Jacom Computer Services, Inc. provides lease financing for computer and telecommunications equipment to large and middle market companies, including financial institutions, throughout the United States.

     Matrix Funding Corporation provides lease financing for a variety of equipment, primarily computer, communication and electronic equipment, to companies throughout the United States.

     Municipal Capital Markets Group, Inc. arranges structured financing, primarily for community-based mental health/mental retardation facilities and correctional facilities.

     Varilease Corporation provides lease financing for computer and telecommunications equipment to Fortune 1000 companies and other businesses throughout the United States and Canada.

     The Walden Asset Group, Inc. provides lease financing for a variety of equipment, including communications, computer and manufacturing equipment, to Fortune 500 and other businesses throughout the United States.

  Business Credit Group:

     Boulder Capital Group, Inc. provides lease financing for petroleum retail equipment, including car washes, fuel dispensers and convenience store operating equipment, to petroleum retail businesses.

     HLC Financial, Inc. provides lease financing primarily for computer systems and related office technology equipment to customers in the automobile dealership and hospitality industries.

     K.L.C., Inc., d/b/a Keystone, provides lease financing for a variety of equipment, primarily tractor trailers, embroidery machines and construction equipment, to companies throughout the United States.

     Merrimac Financial Associates provides equipment financing to operating companies engaged in the coin-operated, vending, amusement and coffee service businesses.

     Myerson Companies, Inc., d/b/a/ BSB Leasing, provides equipment lease financing to small to medium size companies throughout the United States.

     Saddleback Financial Corporation provides lease and equipment acquisition financing for a variety of equipment utilized in various industries, including computers, machine tools, printing, video, automotive diagnostic and electronic equipment.

  Corporate Division:

     Portfolio Financial Servicing Company, L.P. provides lease administration and processing services, including lease accounting for both financial reporting and federal income tax purposes, lien searches, UCC filings, asset tracking, insurance tracking, preparation of sales, use and property tax returns, invoicing and collections.

NOTE 4--UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma financial information for the year ended December 31, 1998 and 1997 includes the results of UniCapital Corporation combined with the Founding Companies and subsequent acquisitions as if all acquisitions had occurred at January 1, 1997. This unaudited pro forma financial information includes the effects of (a) the acquisition of the Founding Companies; (b) the Offering; (c) the subsequent acquisitions; (d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they have contractually agreed prospectively; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to corporate federal and state income taxes; and (g) the incremental costs of being a public company.

     The unaudited pro forma financial information may not be comparable to and may not be indicative of the Company's results of operations subsequent to the acquisitions because the Founding Companies and the subsequent acquisitions were not under common control or management and had different tax and capital structures during the periods presented.

                                                   YEAR ENDED DECEMBER 31,
                                                   ------------------------
                                                      1998       1997
                                                      ----       ----
                                                    (IN THOUSANDS, EXCEPT
                                                         SHARE DATA)
Total revenues...................................   $672,081      $267,705
Income before taxes..............................   $100,413      $ 49,422
Net income.......................................   $ 55,372      $ 24,150
Earnings per common share, basic.................   $   1.10      $   0.48
Earnings per common share, diluted...............   $   1.08      $   0.48

NOTE 5--LEASE FINANCING RECEIVABLES

     The Company's balance of net investment in direct financing and sales-type leases was comprised of the following components at December 31, 1998 (in thousands):

Future minimum lease rentals receivable....................    $369,249
Estimated unguaranteed residual values.....................      64,804
Initial direct costs.......................................       3,438
Unearned finance income....................................     (59,540)
Allowance for credit losses................................      (4,838)
                                                               --------
Net investment in direct financing and sales-type leases...    $373,113
                                                               ========

     At December 31, 1998, future scheduled minimum lease rentals receivable on direct financing and sales-type leases were as follows (in thousands):

1999.......................................................    $152,441
2000.......................................................     106,925
2001.......................................................      61,465
2002.......................................................      28,821
2003.......................................................      13,543
Thereafter.................................................       6,054
                                                               --------
     Total.................................................    $369,249
                                                               ========

     The following table sets forth the Company's allowance for credit losses on direct financing and sales-type lease receivables for the year ended December 31, 1998 (in thousands):

Balance at December 31, 1997................................    $    --
Allowances related to leases acquired through business
  combinations..............................................      5,641
Provision for credit losses.................................        814
Charge-offs, net of recoveries..............................     (1,617)
                                                                -------
Balance at December 31, 1998................................    $ 4,838
                                                                =======

NOTE 6--EQUIPMENT UNDER OPERATING LEASES

     The cost and accumulated depreciation of equipment under operating leases at December 31, 1998 are as follows (in thousands):

Aircraft...................................................    $364,851
Aircraft engines...........................................       6,500
Technology.................................................      81,748
Other......................................................       1,071
                                                               --------
                                                                454,170
Accumulated depreciation...................................     (23,941)
                                                               --------
                                                               $430,229
                                                               ========

     At December 31, 1998, future scheduled minimum lease contract payments to be received under operating leases were as follows (in thousands):

1999.......................................................    $ 70,869
2000.......................................................      46,264
2001.......................................................      32,305
2002.......................................................      19,338
2003.......................................................      15,557
Thereafter.................................................       1,558
                                                               --------
     Total.................................................    $185,891
                                                               ========

     Included in income for the year ended December 31, 1998 was $13.3 million of contingent rentals. Depreciation expense related to equipment under operating leases recorded during the year ended December 31, 1998 was $23.9 million.

NOTE 7--EQUIPMENT HELD FOR SALE OR LEASE

     The following is a summary of equipment held for sale or lease at December 31, 1998 (in thousands):

Aircraft....................................................    $14,556
Aircraft engines............................................     26,310
Technology..................................................     32,637
Other.......................................................      6,614
                                                                -------
                                                                 80,117
Accumulated depreciation....................................       (220)
                                                                -------
                                                                $79,897
                                                                =======

NOTE 8--INVESTMENTS

     The following is a summary of investments at December 31, 1998 (in thousands):

Available-for-sale securities...............................    $16,058
Investment in joint ventures and minority-owned
  affiliates................................................     13,490
                                                                -------
     Total..................................................    $29,548
                                                                =======

  Available-for-sale Securities

     The following is a summary of available-for-sale securities held at December 31, 1998 (in thousands):

                                             GROSS        GROSS
                                           UNREALIZED   UNREALIZED    FAIR           EXPECTED
                                  COST       GAINS        LOSSES      VALUE          MATURITY
                                 -------   ----------   ----------   -------   ---------------------
Retained Certificates (Note
  11)..........................  $11,189     $1,452        $ --      $12,641    January 1, 1999 to
                                                                                 December 31, 2008
Municipal debt securities......    1,898        163          --        2,061     December 31, 2023
Equity securities, with no
  maturity.....................    1,254        129         (27)       1,356
                                 -------     ------        ----      -------
                                 $14,341     $1,744        $(27)     $16,058
                                 =======     ======        ====      =======

     There were no sales of available-for-sale securities during the year ended December 31, 1998.

  Investment in Joint Ventures and Minority-owned Affiliates

     Joint ventures and minority-owned affiliates represent companies in the same line of business as the Company and are accounted for under the equity method.

NOTE 9--PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 1998 (in thousands):

                                                              ESTIMATED
                                                                 LIFE
                                                              ---------
Furniture and fixtures........................    $2,718         7 years
Computer and office equipment.................     4,389       3-5 years
Leasehold improvements and other..............     2,234       3-5 years
                                                  ------
                                                   9,341
Accumulated depreciation......................      (908)
                                                  ------
                                                  $8,433
                                                  ======

     Depreciation expense related to property and equipment recorded during the year ended December 31, 1998 was $0.9 million.

NOTE 10--DEBT

  Credit Facilities

     During June 1998, the Company secured a commitment from a commercial bank to provide $1.2 billion in credit facilities ("Senior Credit Facilities") which consist of the following sub-facilities: (i) a $300 million revolving credit facility, which matures in June 2001, primarily to finance acquisitions and provide working capital, subject to certain limitations, ("Revolving Facility");
(ii) a $300 million large ticket warehouse facility, with a term of 364 days, primarily to finance the purchase and leasing of aircraft and aircraft engines ("Warehouse Facility"); and (iii) two asset-backed commercial paper facilities totaling $600 million to finance small ticket and middle market leases, consisting of a $250 million equipment lease receivable financing facility, with a term of 364 days, ("Financing Facility"), and a $350 million equipment lease receivable purchase facility ("Purchase Facility"). As discussed in Note 11, the transfer of financing lease receivables into the Purchase Facility is treated as a sale under the provisions of SFAS 125 and, accordingly, is not recorded as debt. In the event the revolving term of the Warehouse Facility is not extended, the outstanding balance will convert into a one-year fixed-rate term loan at prevailing rates. Management expects to renew or extend these facilities upon expiration.

     During October 1998, the Company also secured a commitment from another financial institution to provide a $500 million credit facility ("Aircraft Facility"), with a term of 364 days, primarily to finance the purchase and leasing of aircraft. Management expects to renew or extend this facility upon expiration.

     Substantially all of the Company's assets, including receivables under direct financing and sales type leases and equipment under operating leases, are pledged against the Company's obligations under the credit facilities discussed above. In addition, the credit facilities contain covenants, including, but not limited to, limitations on liens, investments, dividends and other restricted payments, incurrence of recourse indebtedness, transactions with affiliates and acquisitions, as well as various financial covenants customary for transactions of this type, including ratios of debt with recourse or limited recourse to cash flow, total debt to net worth and cash flow to fixed charges, and maintenance at all times of a minimum net worth. The amount of dividends that the Company may declare must be approved by the financial institution providing the Senior Credit Facilities. The Company was in compliance with the covenants under these facilities at December 31, 1998.

  Other Debt

     The Company, from time to time, obtains non-recourse debt financing for the acquisition of equipment with various third parties in which the underlying equipment serves as collateral for the debt. At December 31, 1998, the Company's balance of non-recourse debt under such arrangements included debt related to the acquisition of aircraft and aircraft engines.

     In addition, the Company, from time to time, transfers lease financing receivables to third parties in the normal course of business. These transactions are accounted for under the provisions of SFAS 125. Those transfers that are accounted for as sale transactions are discussed in Note 11. Under SFAS 125, those transfers which do not meet the derecognition criteria are accounted for as financing transactions and are included in the table below as discounted lease receivables. Under such an arrangement, the principal and interest obligations of the related debt are funded by the cash flows from collections on the underlying leases which are generally collected directly by the creditor. In the event of default by the lessee, the Company is not contractually obligated to repay the outstanding balance of the related debt. Creditors may, however, have recourse to the Company's retained interest, if any, in the equipment's residual value. In addition, certain transfers contain limited-recourse provisions (see Note 19).

     The following table summarizes the credit facilities and other debt discussed above as of December 31, 1998 (in thousands, except interest rate data):

                                           WEIGHTED AVERAGE
                          BALANCE AT       INTEREST RATE AT
                       DECEMBER 31, 1998   DECEMBER 31, 1998     CONTRACTUAL INTEREST RATE
                       -----------------   -----------------   -----------------------------
CREDIT FACILITIES:
Senior Credit Facilities:
  Revolving
     Facility........      $163,120              7.08%         Prime plus 50 basis points or
                                                               LIBOR plus 150 basis points
  Warehouse
     Facility........        52,040              7.29%         Prime plus 75 basis points or
                                                               LIBOR plus 175 basis points
  Financing
     Facility........        32,844              6.16%         Commercial paper plus 82
                                                               basis points
  Aircraft
     Facility........       134,030              7.32%         Prime plus 75 basis points or
                                                               LIBOR plus 175 basis points
OTHER DEBT:
Non-recourse debt
  related to
  acquisition of
  aircraft and
  aircraft engines...        60,564              9.39%         7.53% to 11.18%
Discounted lease
  receivables........       222,399              8.02%         7.41% to 8.52%
Other notes
  payable............         2,010              6.00%         6.00%
Other recourse
  debt...............           315              8.04%         8.00% to 8.25%
                           --------
     Total...........      $667,322
                           ========

     The following table presents scheduled principal maturities of non-recourse debt related to the acquisition of aircraft and aircraft engines and discounted lease receivables outstanding at December 31, 1998 for each of the next five years and thereafter:

                                  NON-RECOURSE DEBT
                                      RELATED TO         DISCOUNTED
                                     AIRCRAFT AND          LEASE
                                   AIRCRAFT ENGINES     RECEIVABLES     OTHER DEBT     TOTAL
                                  ------------------    ------------    ----------    --------
1999............................       $18,938            $101,594        $2,325      $122,857
2000............................        18,880              65,895            --        84,775
2001............................         8,873              33,494            --        42,367
2002............................         2,389              16,150            --        18,539
2003............................         1,999               4,749            --         6,748
Thereafter......................         9,485                 517            --        10,002
                                       -------            --------        ------      --------
     Total......................       $60,564            $222,399        $2,325      $285,288
                                       =======            ========        ======      ========

     At December 31, 1998, included in deposits and other assets in the accompanying consolidated balance sheets are $17.5 million of deferred loan costs incurred to secure the Senior Credit Facilities and the Aircraft Facility discussed above. These costs are amortized over the contractual terms of those facilities. Total amortization expense of deferred loan costs for the year ended December 31, 1998 was $4.5 million.

NOTE 11--SALES OF LEASE FINANCING RECEIVABLES

     The Company transfers lease financing receivables to third parties in the normal course of business, which are accounted for as sales of lease receivables under the provisions of SFAS 125. In these transactions, the Company records a gain on the sale of leases, and may additionally retain servicing rights and retain certain interests in the residual cash flows of the underlying receivables.

     Under the terms of the Purchase Facility discussed in Note 10, the Company may transfer lease financing receivables (the "Net Investment") of up to $350 million of small ticket and middle market lease receivables meeting certain eligibility requirements. In a transfer of lease receivables to the Purchase Facility, the Company transfers a pool of leases to a wholly-owned, bankruptcy remote, qualifying special purpose entity. This entity then issues, for cash, beneficial interests in the form of senior and subordinated securities, which are collateralized by the lease receivables. The Company generally (i) retains the right to receive any excess cash flows of the entity ("Retained Certificate"), (ii) retains the right to service the leases transferred in exchange for a servicing fee, and (iii) records a gain on sale. The Purchase Facility contains restrictions customary for facilities of this type, including limitations on liens on the leases, indebtedness, certain lease modifications and changes in credit and collection practices. At December 31, 1998, the Purchase Facility had an outstanding balance of $251.3 million.

  Gain on Sale

     Under the provisions of SFAS 125, gain on sale of lease receivables is calculated as the difference between the proceeds received, net of related selling expenses, and the allocable carrying amount of the related lease receivables, determined using the fair value approach.

     During the year ended December 31, 1998, the Company transferred lease receivables with a net book value of $267.4 million to the Purchase Facility, recognizing a gain of $18.8 million. Under these transactions, the Company received $275 million in cash and recorded Retained Certificates of $12.6 million (see Note 8).

     In addition, during the year ended December 31, 1998, the Company transferred lease receivables with a net book value of $70.1 million to third parties in sales transactions, receiving cash of $75.2 million and recognizing a gain of $5.1 million.

  Retained Certificates

     For purposes of calculating the estimated fair value of the Retained Certificates, management has used a discount rate of 14%. Management has also used a range of expected losses arising from defaults, net of recoveries, of 0.40% to 2.50% per annum. Other factors, such as prepayments, generally do not have a significant impact on the gain on sale calculation due to the non-cancelable and full-payout nature of most of the underlying leases.

     The cash flows ultimately available to the Retained Certificates are largely dependent upon the actual default rates and recoveries experienced on the leases held by the special purpose entity. Increases in default rates above, or reduction in recoveries below, the Company's estimates could reduce the cash flows available to the Retained Certificates. To the extent events occur which cause actual Retained Certificates cash flows to be materially below those originally estimated, the Company would record an impairment in the carrying amount of its Retained Certificates through a charge to earnings in the period in which the impairment occurred or became known to management. There was no impairment at December 31, 1998.

NOTE 12--DERIVATIVE INSTRUMENTS

  Interest Rate Swaps

     The Company from time to time utilizes interest rate swaps which synthetically alter the repricing characteristics of variable-rate debt interest obligations, effectively allowing the Company to pay a fixed interest rate on a portion of its debt, reducing its exposure to unfavorable variations in the Prime or LIBOR rates charged on its debt.

     At December 31, 1998, the Company was a party to one interest rate swap agreement which it entered into in November 1998. Under the agreement, the Company will pay a fixed rate of interest on the notional amount to the counterparty and, in turn, the counterparty will pay the Company a rate of interest on the notional amount based on a 3-month LIBOR rate. Net settlement with the counterparty occurs quarterly and the swap arrangement expires in November 2002. The fair value of this agreement at December 31, 1998 was $22,000, as quoted by a major financial institution.

     The following table presents, as of December 31, 1998, 1) the notional amount of the agreement, 2) the fixed interest rate to be paid by the Company and 3) the variable rate to be paid by the counterparty under the agreement (in millions, except interest rate data):

                                                 EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                             ----------------------------------------------
                                                                              ELEVEN MONTHS
                                                YEAR ENDING DECEMBER 31,         ENDING
                                             ------------------------------   NOVEMBER 30,
                                               1999       2000       2001         2002
                                               ----       ----       ----     -------------
Notional amount............................    $75        $75        $75           $75
Rate to be paid by the Company.............   5.125%     5.125%     5.125%       5.125%
                                             3-month    3-month    3-month       3-month
Rate to be received by the Company.........   LIBOR      LIBOR      LIBOR         LIBOR

  Forward Foreign Currency Exchange Agreements

     The Company enters into transactions from time to time under which it agrees to pay or receive amounts denominated in a currency other than the U.S. Dollar. In order to mitigate the risk of unfavorable changes in the foreign currency exchange rate, the Company may enter into forward foreign currency exchange agreements.

     At December 31, 1998, the Company was a party to one forward foreign currency exchange agreement. Under the agreement, the Company received a commitment from a U.S. financial institution under which the Company will exchange Canadian dollars ("CAD") for U.S. Dollars ("USD") at a fixed exchange rate. The fair value of the agreement at December 31, 1998, based on the applicable closing exchange rate on that date, was $56,800. The following table presents 1) the settlement date, 2) the amount the Company will pay in Canadian dollars and 3) the contract exchange rate (in millions, except exchange rate data):

      FORWARD FOREIGN CURRENCY EXCHANGE AGREEMENT TO PAY CANADIAN DOLLARS
                            AND RECEIVE U.S. DOLLARS

Settlement date.......................................    February 5, 1999
Amount the Company will pay in Canadian dollars.......    $8.5
Exchange rate per agreement at date of maturity.......    1.52255 CAD per USD

NOTE 13--INCOME TAXES

     The Company's provision for income taxes for the year ended December 31, 1998 consisted of the following (in thousands):

Current:
  Federal...................................................    $ 7,798
  State.....................................................      2,086
                                                                -------
     Total current..........................................      9,884
                                                                -------
Deferred:
  Federal...................................................     19,998
  State.....................................................      2,125
                                                                -------
     Total deferred.........................................     22,123
                                                                -------
Total provision for income taxes............................    $32,007
                                                                =======

     Due to operating losses, the Company did not record a provision for income taxes for the period from inception (October 9, 1997) to December 31, 1997.

     The effective tax rate for the year ended December 31, 1998 differed from the federal statutory rate as follows (dollars in thousands):

Tax provision computed at statutory rate....................    $19,880     35%
State taxes, net of federal benefit.........................      2,737      5
Compensation expenses related to equity issuances...........      6,060     11
Goodwill amortization.......................................      3,525      5
Other.......................................................       (195)    --
                                                                -------    ---
     Total tax expense......................................    $32,007     56%
                                                                =======    ===

     The principal components of deferred taxes at December 31, 1998 were as follows (in thousands):

Deferred tax assets:
  Allowance for credit losses...............................    $    731
  Alternative minimum tax credit carryforward...............       2,605
  Loss carryforwards........................................       3,494
  Other.....................................................         439
                                                                --------
     Total deferred tax assets..............................       7,269
                                                                --------
Deferred tax liabilities:
  Lease revenue and related depreciation....................     (60,130)
  Transfers of certain financing lease receivables not
     recognized for tax purposes............................      (7,394)
  Other.....................................................      (6,267)
                                                                --------
     Total deferred tax liabilities.........................     (73,791)
                                                                --------
     Net deferred tax liability.............................    $(66,522)
                                                                ========

     The Company's ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards are subject to limitations under Federal tax law. The Company's net operating loss carryforward of $9.2 million at December 31, 1998 is due to expire at various dates through the year 2018. Utilization of net operating loss carryforwards may be limited under certain circumstances. The Company's alternative minimum tax credit carryforward of $2.6 million has no expiration date.

NOTE 14--STOCKHOLDERS' EQUITY

  Common Stock

     In connection with the organization and initial capitalization of UniCapital Corporation, on October 9, 1997, the Company issued 4,000,000 shares of Common Stock at $.05 per share to certain individuals who assisted the Company in their capacity as consultants for aggregate consideration of $200,000. In addition, the Company sold 1,276,250 additional shares of Common Stock for prices ranging from $.05 to $3 per share between October 9, 1997 and December 31, 1997 to consultants and investors for aggregate consideration of $208,750, of which $128,750 was in the form of stock subscription notes receivable. In connection with the sale of these shares, the Company recorded a non-cash compensation charge of $2.1 million during 1997, representing the excess of the estimated fair value of the shares issued over the consideration received.

     During 1998, prior to the Offering, the Company issued an additional 1,522,500 shares of Common Stock at prices ranging from $3 to $10 per share to individuals serving as consultants to the Company, each of whom became an employee of the Company upon consummation of the Offering, and certain other stockholders, for aggregate consideration of $5.1 million, of which $3.8 million was in the form of stock subscription notes receivable, and recorded a non-cash compensation charge of $15.2 million representing the excess of the estimated fair value of the shares issued over the consideration received. In addition, the Company issued an option to a consultant to the Company, who became an employee of the Company upon consummation of the Offering, to purchase 200,000 shares of Common Stock at $3 per share, which expires on January 31, 2008. As a result, the Company recorded a non-cash compensation charge in the amount of $2.1 million reflecting the compensatory value of the option.

     In May 1998, in connection with the Offering, the Company sold 28,000,000 shares of Common Stock to the public at $19 per share. The net proceeds to the Company from the Offering, after deducting underwriting commissions and other offering costs, were $488.6 million. The Company also issued 13,340,901 shares of Common Stock, valued at $228.1 million, to the former stockholders of the Founding Companies. Subsequent to the Offering, in connection with the acquisition of five additional companies, the Company issued 3,293,888 shares of Common Stock valued at $55.3 million.

  Preferred Stock

     The Company's Board of Directors is authorized to issue up to 20,000,000 shares of Preferred Stock without stockholder approval. At the time of issuance, the Board of Directors would establish, subject to any limitations prescribed by law, the rights, privileges and restrictions associated with the Preferred Stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. At December 31, 1998, no shares of Preferred Stock had been issued.

  Stock Repurchase Program

     During 1998, the Company's Board of Directors authorized a stock repurchase program, under which the Company may purchase up to 5 million shares of its outstanding Common Stock. Such purchases may be made at the Company's option from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 1998, the Company had not purchased any of its shares under the stock repurchase program.

  Dividend Restrictions

     Under the Senior Credit Facilities agreements discussed in Note 10 and Note 11, the amount of dividends that the Company may declare must be approved by the financial institution providing those credit facilities.

NOTE 15--STOCK OPTIONS AND INCENTIVE COMPENSATION

     The Company may, from time to time, grant stock options under three stock option plans. Vesting periods and exercise prices for stock option grants are determined at the discretion of management. Generally, stock options vest ratably over 4 years from the date of grant, expire 10 years from the date of grant and carry an exercise price equal to the market value of the Company's Common Stock at the date of grant. During 1998, management issued certain stock options which were immediately exercisable and issued stock options with exercise prices less than the market value of the Common Stock at the date of grant.

  1998 Long-Term Incentive Plan

     Under the 1998 Long-Term Incentive Plan, options to acquire shares of Common Stock may be granted to employees, directors (other than non-employee directors), consultants and advisors of the Company. The maximum number of shares of Common Stock which may be awarded under this plan is 15% of the total number of shares of Common Stock outstanding from time to time.

  1997 Executive Non-Qualified Stock Option Plan

     Under the 1997 Executive Non-Qualified Stock Option Plan, options to acquire shares of Common Stock may be granted to employees, directors, consultants and advisors of the Company. The maximum number of shares of Common Stock which may be awarded under the plan is 500,000.

  1998 Non-Employee Directors' Stock Plan

     Under the 1998 Non-Employee Directors' Stock Plan, the Company may grant options to acquire shares of Common Stock to non-employee directors of the Company. The maximum number of shares of Common Stock which may be awarded under the plan is 500,000.

  Stock Option Data

     The table below presents the number of options and the weighted-average exercise price of options outstanding at the beginning and end of the year and options granted, exercised and forfeited during the year ended December 31, 1998.

                                                                       WEIGHTED-
                                                                        AVERAGE
                                                                       EXERCISE
                                                           SHARES        PRICE
                                                          ---------    ---------
Outstanding at the beginning of the period..............         --     $   --
Granted during the period with an exercise price equal
  to market price at the date of grant..................  5,037,396      15.54
Granted during the period with an exercise price less
  than market price at the date of grant................    200,000       3.00
Exercised during the period.............................         --         --
Forfeited during the period.............................     (6,250)     19.00
                                                          ---------     ------
Outstanding at the end of the period....................  5,231,146     $15.06
                                                          =========     ======

     During 1998, the Company granted 1,445,500 options that were immediately exercisable. All remaining options vest ratably over 4 years from the date of grant. All options expire 10 years from the date of grant.

     The table below presents the weighted-average fair value at grant date of options granted during the year ended December 31, 1998. Fair values are presented separately for options with exercise prices equal to the stock's market price at the date of grant and options with exercise prices less than the stock's market price at the date of grant. The following weighted-average assumptions were used in calculating fair values at grant date using the Black-Scholes option pricing model: dividend yield of 0%, expected volatility of 40%, risk free interest rate of 5.70% and an expected life of 4 years.

                                                    OPTIONS WITH      OPTIONS WITH
                                                   EXERCISE PRICE    EXERCISE PRICE
                                                      EQUAL TO         LESS THAN
                                                   MARKET AT DATE    MARKET AT DATE
                                                      OF GRANT          OF GRANT
                                                   --------------    --------------
Weighted-average fair value at grant date of an
  option granted during the year.................      $6.04             $10.92
                                                       =====             ======

     The following table presents the number of options, weighted-average remaining contractual life and weighted-average exercise price of all options outstanding at December 31, 1998. In addition, the table presents the number of options and the weighted-average exercise price of options that were exercisable at December 31, 1998. In order to facilitate an assessment of the number and timing of additional shares of Common Stock that may be issued, options in the table have been segregated based on ranges of exercise prices.

                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  -------------------------------------------   -----------------------
                                    WEIGHTED-       WEIGHTED-                 WEIGHTED-
    RANGE OF                         AVERAGE         AVERAGE                   AVERAGE
    EXERCISE        NUMBER          REMAINING       EXERCISE      NUMBER      EXERCISE
     PRICES       OUTSTANDING   CONTRACTUAL LIFE      PRICE     OUTSTANDING     PRICE
    --------      -----------   -----------------   ---------   -----------   ---------
 $3.00 to $5.31      379,430     9.40 years          $ 4.00        207,500     $ 3.08
 $6.13 to $6.94    1,018,193     9.69 years            6.28             --         --
$7.31 to $10.38       47,500     9.90 years            8.26             --         --
$15.88 to $18.81     619,500     9.38 years           16.64         50,000      16.00
     $19.00        3,166,523     9.30 years           19.00      1,188,000      19.00
                   ---------                                     ---------
$3.00 to $19.00    5,231,146     9.40 years          $15.06      1,445,500     $16.61
                   =========                                     =========

  SFAS 123 Pro Forma Disclosure

     The Company has elected the intrinsic value method under APB Opinion No. 25 to account for its employee stock options and similar equity instruments. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net income and earnings per share for the year ended December 31, 1998 would have been reduced to the pro forma amounts indicated below:

Net income
  As reported...............................................    $24,793
  Pro forma.................................................    $17,186
Basic earnings per share
  As reported...............................................    $  0.73
  Pro forma.................................................    $  0.51
Diluted earnings per share
  As reported...............................................    $  0.72
  Pro forma.................................................    $  0.50

     For purposes of calculating compensation expense in accordance with SFAS 123 for option grants during the year ended December 31, 1998, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 40%, risk free interest rate of 5.70% and an expected life of 4 years.

NOTE 16--EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 1998 and 1997 (in thousands, except share data):

                                                   YEAR ENDED DECEMBER 31, 1998
                                              ---------------------------------------
                                                INCOME         SHARES       PER-SHARE
                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                              -----------   -------------   ---------
Basic EPS:
  Income available to common stockholders...    $24,793      33,841,448      $ 0.73
                                                                             ======
Effect of dilutive securities:
  Stock options.............................                    175,767
  Contingently issuable shares..............                    336,499
                                                -------      ----------
Diluted EPS:
  Income available to common stockholders...    $24,793      34,353,714      $ 0.72
                                                =======      ==========      ======

                                                   YEAR ENDED DECEMBER 31, 1997
                                              ---------------------------------------
                                                 LOSS          SHARES       PER-SHARE
                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                              -----------   -------------   ---------
Basic EPS:
  Loss available to common stockholders.....    $(2,137)      1,319,063      $(1.62)
                                                                             ======
Effect of dilutive securities:
  Stock options.............................                         --
  Contingently issuable shares..............                         --
                                                -------      ----------
Diluted EPS:
  Loss available to common stockholders.....    $(2,137)      1,319,063      $(1.62)
                                                =======      ==========      ======

     The following table presents the number and the weighted average exercise price of anti-dilutive options that were excluded from the calculation of diluted earnings per share for the year ended December 31, 1998:

                                                                   1998
                                                                   ----
Number of options...........................................     3,810,507
Weighted average exercise price.............................        $18.57

NOTE 17--SEGMENT INFORMATION

  Operating Segments

     In accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", the Company has four reportable operating segments, which have been defined by management based primarily on the nature of the products and services of each segment. The first segment includes those operating companies that provide leasing and structured financing for the acquisition of commercial aircraft, or the "Air Group". The second segment includes the Company's subsidiary that provides leasing and financing services for the acquisition of commercial aircraft engines, or the "Aircraft Engine Group". The third segment includes the operating companies that provide leasing and financing for equipment generally with fair values over $250 thousand, or the "Technology and Finance Group". The fourth segment includes the operating companies that provide leasing and financing for equipment generally valued at $250 thousand or less, or the "Business Credit Group". Equipment leased or financed by subsidiaries in the Technology and Finance Group and the Business Credit Group includes computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes, petroleum retail equipment and vending machines.

  Corporate Division

     The Company maintains a corporate headquarters and a lease servicing subsidiary which are combined within the "Corporate Division". The Corporate Division does not generate any significant revenues or maintain any significant assets. Expenses recorded by the Corporate Division relate primarily to administrative and management costs incurred in supporting and managing subsidiary activities and costs incurred in providing lease servicing for leases acquired, originated or sold by the Company's subsidiaries. Additional Corporate Division expenses reflect the costs of public reporting and investor relations.

     Certain expenses initially recorded by the Corporate Division, such as interest expense, bank fees and payroll service fees, are allocated to its operating segments based on management's estimates of certain utilization factors such as credit facility utilization, compensation burdens, etc. The revenue and expense balances for the Corporate Division in the tables presented below reflect public company costs and revenue and expense items recorded by the lease servicing subsidiary that relate to transactions with third parties. In addition, selling, general and administrative expense presented in the table below for the Corporate Division for the year ended December 31, 1998 includes non-cash compensation charges recorded by the Company totaling $17.3 million as discussed in Note 14.

  Segment Financial Information

     The accounting policies of the Air Group, Aircraft Engine Group, Technology and Finance Group, Business Credit Group and the Corporate Division are the same as those described in the summary of significant accounting policies in Note 2. Additionally, the segment information below reflects the elimination of significant intercompany accounts and transactions.

     The following table presents selected financial information for the Company's reporting segments for the year ended December 31, 1998 (in thousands):

                                                 TECHNOLOGY
                                      AIRCRAFT      AND       BUSINESS
                             AIR       ENGINE     FINANCE      CREDIT    CORPORATE
                            GROUP      GROUP       GROUP       GROUP     DIVISION    CONSOLIDATED
                           --------   --------   ----------   --------   ---------   ------------
Finance income from
  direct financing and
  sales-type leases......  $     --   $     --    $ 23,312    $  6,715   $     --     $   30,027
Rental income from
  operating leases.......    39,070        439      28,106         388         --         68,003
Sales of equipment.......   267,120     36,320      59,261       2,605         --        365,306
Gain on sale of leases...        --         --      10,032      13,830         --         23,862
Fees, commissions and
  remarketing income.....     1,285         --      11,993       1,585        776         15,639
Interest and other
  income.................     4,205          7       1,904         969      1,008          8,093
                           --------   --------    --------    --------   --------     ----------
     Total revenues......   311,680     36,766     134,608      26,092      1,784        510,930
Cost of operating
  leases.................    11,773        112      15,818         138         --         27,841
Cost of equipment sold...   250,526     19,441      46,221       2,195         --        318,383
Interest expense.........    14,842        681      14,276       2,924      2,730         35,453
Selling, general and
  administrative
  expenses...............     5,704      1,326      26,483       8,626     21,208         63,347
Goodwill amortization....     1,568      1,994       5,344       1,038        175         10,119
                           --------   --------    --------    --------   --------     ----------
     Total expenses......   284,413     23,554     108,142      14,921     24,113        455,143
Income (loss) from
  operations.............    27,267     13,212      26,466      11,171    (22,329)        55,787
Equity in income from
  minority-owned
  affiliates.............     1,013         --          --          --         --          1,013
                           --------   --------    --------    --------   --------     ----------
Income (loss) before
  taxes..................  $ 28,280   $ 13,212    $ 26,466    $ 11,171   $(22,329)    $   56,800
                           ========   ========    ========    ========   ========     ==========
Net investment in direct
  financing and
  sales-type leases......  $     --   $     --    $310,771    $ 60,148   $  2,194     $  373,113
                           ========   ========    ========    ========   ========     ==========
Equipment under operating
  leases, net............  $358,699   $  6,401    $ 64,841    $    288   $     --     $  430,229
                           ========   ========    ========    ========   ========     ==========
Investment in equity
  method investees.......  $  6,886   $     --    $  6,604    $     --   $     --     $   13,490
                           ========   ========    ========    ========   ========     ==========
Total assets.............  $542,879   $141,796    $782,977    $150,699   $ 51,172     $1,669,523
                           ========   ========    ========    ========   ========     ==========
Total debt...............  $248,642   $     --    $201,828    $ 20,888   $195,964     $  667,322
                           ========   ========    ========    ========   ========     ==========

     Financial information for the period from inception (October 9, 1997) to December 31, 1997 includes certain organizational costs incurred by the Corporate Division. The net loss reported by the Company for the period from inception to December 31, 1997 was $2.1 million, which was comprised of non-cash compensation charges for certain equity issuances as discussed in Note 14.

     Long-lived assets, other than investments, goodwill and deferred tax assets, include equipment under operating leases, equipment held for sale or lease and property and equipment. The following table presents a summary of expenditures for long-lived assets by segment for the year ended December 31, 1998 (in thousands):

                                                    TECHNOLOGY
                                         AIRCRAFT      AND       BUSINESS
                                AIR       ENGINE     FINANCE      CREDIT    CORPORATE
                               GROUP      GROUP       GROUP       GROUP     DIVISION    CONSOLIDATED
                              --------   --------   ----------   --------   ---------   ------------
Expenditures for long-lived
  assets....................  $565,253   $38,167     $165,455    $10,545     $5,378       $784,798
                              ========   =======     ========    =======     ======       ========

  Enterprise-Wide Disclosures

     In addition to the segment information provided above, SFAS 131 requires disclosure of the following: (a) revenues for each product and service or each group of similar products and services, (b) revenues and long-lived assets segregated by country of domicile and all foreign countries, and (c) certain information regarding external customers which represent a source of 10% or more of total revenues. With regard to item (a), the Company's management believes that the operating segment information provided above reflects the presentation of revenue for the Company's groups of similar products and services. With regard to item (b), total long-lived assets, which includes equipment under operating leases, utilized outside of the United States totaled $279.6 million at December 31, 1998 and total revenue recorded during 1998 from sources outside of the United States totaled $126.3 million. Equipment under operating leases utilized, and revenue derived from sources, outside of the United States relate primarily to leasing and sales of aircraft. No significant portion of these assets or revenues are attributable to any individual foreign country. With regard to item (c), the Air Group recorded revenues of approximately $137 million in connection with sales of equipment during 1998 to a single customer domiciled in the United States.

NOTE 18--NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS 133 beginning in the year 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of such derivatives will vary based on the intended use of the derivative. Adoption of SFAS 133 is not expected to have a significant impact on the Company's results of operations, cash flows or financial position.

NOTE 19--COMMITMENTS AND CONTINGENCIES

  Recourse Provisions

     The Company finances certain lease originations through limited recourse and non-recourse debt. As part of the limited recourse arrangements, the Company has provided limited guarantee provisions to certain lenders providing recourse up to predetermined limits. The Company estimates that its maximum recourse exposure to credit risk under these contracts was not significant at December 31, 1998.

     The Company from time to time transfers financing lease receivables to unrelated third parties in transactions accounted for as sales under SFAS 125. In connection with certain transfers, the Company provides recourse to the transferee for certain lessee defaults up to an amount not exceeding 10% of the transfer price, which declines over the term of the leases transferred. Management considers this recourse exposure in the measurement of the sale transaction and in the periodic determination of the adequacy of the allowance for credit losses. At December 31, 1998, the Company estimates the maximum aggregate recourse under these arrangements to be approximately $20.7 million.

  Commitments to Extend Credit

     The Company, from time to time, may commit to extend credit to its customers in the normal course of business. Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract or lease, and generally have fixed expiration dates or other termination clauses. Such commitments may also provide for the payment of a fee to the Company. The amount of collateral obtained by the Company upon extension of credit is based on management's credit evaluations of the counterparty. The Company evaluates each customer's creditworthiness on a case by case basis. At such time as a commitment is made, the collateral value supporting such commitment is generally at least equal to or greater than the value of the commitment.

     Commitments are generally expected to be drawn upon and, accordingly, represent future cash requirements. The Company generally expects to fund any such commitments from its unused credit lines, the sale of receivables or working capital. Collateral obtained includes the equipment financed and may include other property, plant and equipment, as well as personal guarantees.

  Litigation

     The Company is involved in various legal actions from time to time arising out of activities conducted in the normal course of business. In the opinion of the Company's management in consultation with legal counsel, the resolution of these matters will not have a significant effect on the Company's financial condition, results of operations or cash flows.

  Operating Leases

     The Company has entered into various operating lease agreements, primarily for office space. Rent expense under all operating leases for the year ended December 31, 1998 was $2.0 million. As of December 31, 1998, future minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
1999................................................    $ 3,595
2000................................................      3,314
2001................................................      3,154
2002................................................      2,988
2003................................................      2,693
Thereafter..........................................      4,662
                                                        -------
     Total..........................................    $20,406
                                                        =======

NOTE 20--RELATED PARTY TRANSACTIONS

     During 1998, in connection with certain acquisitions, the Company acquired options to purchase additional entities owned by former stockholders of the Company's subsidiaries. In June 1998, the Company acquired Jumbo Jet (and related entities) (see Note 3) under such an option from a former stockholder of one of the Founding Companies that became a member of the Company's executive management prior to the acquisition. At December 31, 1998, the Company held similar options to purchase other entities from former stockholders of its subsidiaries.

     Two of the Company's subsidiaries rent office space from the former stockholders of those subsidiaries. One of the former stockholders served as a director of the Company during 1998 and both former stockholders currently hold shares of the Company's Common Stock. Management believes that the terms of the leases are no less favorable than those the Company could have obtained from an unaffiliated third party. Rent expense recorded under these leases during the year ended December 31, 1998 was not significant.

     At December 31, 1998, certain former stockholders of the Company's subsidiaries were under employment agreements with the Company. These employment agreements ranged from 2 years to 3 years.

NOTE 21--CONCENTRATION OF CREDIT RISK

     A substantial portion of the Company's leases are concentrated in certain industries, including the commercial aircraft, data processing and telecommunications industries. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees' ability to honor their lease obligations may be adversely impacted. Such risk is mitigated, in part, through the Company's deposit and collateral requirements under lease arrangements and its continuous monitoring of exposure to credit losses.

NOTE 22--SUBSEQUENT EVENTS (UNAUDITED)

     On March 10, 1999, the Company entered into a letter of intent, which was amended on March 25, 1999, to purchase a portfolio of nine commercial aircraft subject to net operating leases for approximately $312 million. The Company intends to purchase these aircraft with approximately $39 million in cash and approximately $278 million in a combination of seller financing and third-party financing for which the Company is currently negotiating. The letter of intent is subject to satisfactory completion of due diligence procedures prior to April 9, 1999. This transaction is expected to close by June 30, 1999. Upon consummation of this transaction, the seller is obligated to offer to sell an additional $400 million in commercial aircraft to the Company prior to the end of 1999.

     On March 19, 1999, the Company entered into a binding letter of intent whereby the Company would acquire the equity interest in a portfolio of 34 commercial aircraft subject to net operating leases for approximately $36 million in net cash investment, subject to the successful consummation of securitization financing for the balance of the approximate $1.1 billion purchase price. This transaction is expected to close by April 30, 1999.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  2.01     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, ACR Acquisition Corp.,
           American Capital Resources, Inc. and Michael B. Pandolfelli
           and Gerald P. Ennella, dated as of February 14, 1998. (1)
  2.02     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, BCG Acquisition Corp.,
           Boulder Capital Group, Inc., Roy L. Burger and Carl M.
           Williams, dated as of February 14, 1998. (1)
  2.03     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, CLA Acquisition Corp.,
           Stuart L. Cauff, The 1998 Cauff Family Trust, Wayne D.
           Lippman and The 1998 Lippman Family Trust, dated as of
           February 14, 1998. (1)
  2.04     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, JCS Acquisition Corp.,
           Jacom Computer Services, Inc. and John L. Alfano, dated as of February 14, 1998. (1)
  2.05     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, KSTN Acquisition Corp.,
           K.L.C., Inc. and Alan H. Kaufman and Edgar W. Lee, dated as of February 14, 1998. (1)
  2.06     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, XFC Acquisition Corp.,
           Matrix Funding Corporation, and Richard C. Emery, J. Robert
           Bonnemort, David A. DiCesaris, Jack S. and Judith F. Emery,
           Trustees for Jack S. Emery Trust, Alvin W. and Lila E.
           Emery, Trustees for Alvin W. and Lila E. Emery Trust, JSE
           Partners, Ltd., a Utah Limited Partnership, LBK Limited
           Partnership, a Utah Limited Partnership, John I. Kasteler,
           Jr., Craig C. Mortensen, Shanni Staker and Christian F.
           Emery, dated as of February 14, 1998. (1)
  2.07     Amended and Restated Purchase Agreement by and among
           UniCapital Corporation, MFA Acquisition Corp., Merrimac
           Financial Associates and Allan Z. Gilbert, Jordan L. Shatz
           and Mark F. Cignoli, dated as of February 14, 1998. (1)
  2.08     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, MCMG Acquisition Corp.,
           Municipal Capital Markets Group, Inc., and the Stockholders
           Named Therein, dated as of February 14, 1998. (1)
  2.09     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, NSJ Acquisition Corp., W.
           Jeptha Thornton, Richard C. Giles, Samuel J. Thornton, The
           1998 Giles Family Trust and The 1998 Thornton Family Trust,
           dated as of February 14, 1998. (1)
  2.10     Amended and Restated Purchase Agreement by and among PFSC
           Acquisition Corp., PFSC Limited Acquisition Corp., Portfolio
           Financial Servicing Company, L.P. and The Partners Listed on
           the Signature Page, dated as of February 14, 1998. (1)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  2.11     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, VC Acquisition Corp.,
           Varilease Corporation, and the Stockholders of such company listed on the Signature Page, dated as of February 14, 1998.
           (1)
  2.12     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, WAG Acquisition Corp., The
           Walden Asset Group, Inc. and the Stockholders of such
           company listed on the Signature Page, dated as of February
           14, 1998. (1)
  2.13     Agreement and Plan of Merger by and among UniCapital
           Corporation, USTEC Acquisition Corp., United States Turbine
           Engine Corp., James K. Neff, Carmit P. Neff and Randall P.
           Fiorenza, dated as of July 27, 1998. (2)
  2.14     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, SFC Acquisition Corp., Saddleback Financial
           Corporation, Warren E. Emard and Stuart Kennedy, dated as of
           July 28, 1998. (3)
  2.15     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, JRI Acquisition Corp., HLC Financial, Inc.,
           Lawrence P. Ciuffitelli and Soron Litman, dated as of July
           28, 1998. (4)
  2.16     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, MYC Acquisition Corp., The Myerson Companies,
           Inc., Donald A. Myerson and Virginia Milke, dated as of
           August 7, 1998. (5)
  3.01     Certificate of Incorporation of UniCapital Corporation, as
           amended. (1)
  3.02     Bylaws of UniCapital Corporation. (1)
  4.01     Credit Agreement by and among UniCapital Corporation,
           NationsBank, National Association and the Lenders party
           thereto, dated as of June 10, 1998. (6)
  4.02     Transfer and Administration Agreement among Kitty Hawk
           Funding Corporation, UCP Qualifying SPE 1998-1 Limited
           Partnership, UCP Operating SPE 1998-1 Limited Partnership,
           Portfolio Financial Servicing Company, L.P. and NationsBank,
           N.A. dated as of July 20, 1998. (6)
  4.03     Loan and Security Agreement among Kitty Hawk Funding
           Corporation, UCP Borrowing SPE 1998-1 Limited Partnership,
           Portfolio Financial Servicing Company, L.P. and Nations
           Bank, N.A. dated as of July 10, 1998. (6)
  4.04     Credit Agreement by and among UniCapital Corporation, First
           Security Bank, National Association, as Trustee,
           NationsBank, National Association, as Agent and as Lender,
           and the Lenders party thereto, dated as of June 10, 1998. *
  4.05     Credit Agreement by and among UniCapital Corporation, First
           Security Bank, National Association, as Trustee, Lehman
           Commercial Paper Inc., as Agent and as Lender, and the
           Lenders party thereto, dated as of October 6, 1998. *
 10.01     Employment Agreement between UniCapital Corporation and
           Theodore J. Rogenski, effective as of May 20, 1998. (7)
 10.02     Employment Agreement between UniCapital Corporation and
           Bruce E. Kropschot, effective as of May 20, 1998. (7)
 10.03     Employment Agreement between UniCapital Corporation and
           Martin Kalb, effective as of May 20, 1998. (7)
 10.04     Employment Agreement between UniCapital Corporation and
           Steven E. Hirsch, effective as of May 20, 1998. (7)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 10.05     UniCapital Corporation 1997 Executive Non-Qualified Stock
           Option Plan. (1)
 10.06     Employment Agreement between UniCapital Corporation and
           Edward A. Jaeckel, effective as of February 1, 1999. *
 10.07     UniCapital Corporation 1998 Long-Term Incentive Plan. (1)
 10.08     UniCapital Corporation 1998 Non-Employee Directors' Stock
           Plan. (1)
 10.09     UniCapital Corporation 1998 Employee Stock Purchase Plan.
           (1)
 10.10     Employment Agreement between UniCapital Corporation and
           Robert J. New, effective as of May 20, 1998. (7)
 10.11     Employment Agreement between UniCapital Corporation and
           Jonathan New, effective as of May 20, 1998. (7)
 10.11(a)  First Amendment to Employment Agreement between UniCapital
           Corporation and Jonathan New, dated September 16, 1998. *
 10.12     Employment Agreement between UniCapital Corporation and
           Stuart L. Cauff, effective as of May 20, 1998. (7)
 21.01     Subsidiaries.*
 23.01     Consent of PricewaterhouseCoopers LLP.*

-------------------------
 * Filed herewith.
(1) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 1 to the registrant's Registration Statement on Form S-1 (File No. 333-46603), as filed with the Commission on April 3, 1998.
(2) Incorporated by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).
(3) Incorporated by reference to Exhibit 2.02 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).
(4) Incorporated by reference to Exhibit 2.03 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).
(5) Incorporated by reference to Exhibit 2.04 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).
(6) Incorporated by reference to exhibit with corresponding number filed with the Company's Form 10-Q as filed with the Commission on August 14, 1998.
(7) Incorporated by reference to the exhibit with corresponding number filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 (File. No. 333-53779), as filed with the Commission on June 9, 1998.