Form 10-Q
period 1999-03-31
UNICAPITAL CORP
filed 1999-05-17
CIK 1055684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number:  001-13973

                             UNICAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       65-0788314
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                       10800 Biscayne Boulevard, Suite 800
                              Miami, Florida 33161
               (Address of principal executive office) (Zip Code)

                                 (305) 899-5000
              (Registrant's telephone number, including area code)

Not Applicable (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On May 14, 1999, there were 52,740,032 shares of Common Stock outstanding.

                                               UNICAPITAL CORPORATION
                                                      FORM 10-Q
                                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

Table of Contents



                                                                                                               Page
                                                                                                               ----
PART I.             FINANCIAL INFORMATION

  Item 1.           Unaudited Consolidated Financial Statements                                                  3

                    Consolidated Balance Sheets                                                                  3

                    Consolidated Statements of Operations                                                        4

                    Consolidated Statements of Cash Flows                                                        5

                    Consolidated Statement of Stockholders' Equity                                               7

                    Notes to Unaudited Consolidated Financial Statements                                         8

  Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                                  11


  Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                  19

PART II.            OTHER INFORMATION                                                                           21

  Item 1.           Legal Proceedings                                                                           21

  Item 6.           Exhibits and Reports on Form 8-K                                                            21

Signatures

Exhibit Index

                         PART I. FINANCIAL INFORMATION


ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                     UniCapital Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    (Dollars in Thousands, Except Share Data)

                                                                     (unaudited)
                                                                    March 31, 1999     December 31, 1998
                                                                    --------------     -----------------
 ASSETS

 Cash and cash equivalents                                            $   12,886          $    9,772
 Accounts receivable                                                      31,379              41,987
 Notes receivable                                                         27,950               9,647
 Net investment in direct financing and sales-type leases                459,803             373,113
 Equipment under operating leases, net                                   513,354             430,229
 Equipment held for sale or lease                                        195,978              79,897
 Investments                                                              18,121              29,548
 Property and equipment, net                                              11,867               8,433
 Goodwill, net of accumulated amortization
      of $14,709 and $10,119, respectively                               617,504             613,646
 Deposits and other assets                                                80,136              73,251
                                                                      ----------          ----------
      Total assets                                                    $1,968,978          $1,669,523
                                                                      ==========          ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Recourse debt                                                        $  307,290          $  196,279
 Non-recourse and limited recourse debt                                  664,594             471,043
 Accounts payable and accrued expenses                                    71,051              84,967
 Security and other deposits                                              31,726              24,473
 Income taxes payable                                                         --               6,353
 Deferred income taxes                                                    68,510              66,522
 Other liabilities                                                         2,854               2,598
                                                                      ----------          ----------
      Total liabilities                                                1,146,025             852,235
                                                                      ----------          ----------

 Commitments and contingencies                                                --                  --

 Stockholders' equity:
   Preferred stock, $.001 par value, 20,000,000
      shares authorized, no shares issued and
      outstanding                                                             --                  --
   Common stock, $.001 par value, 200,000,000 shares
      authorized, 52,505,323 and 51,433,539 shares issued
      and outstanding, respectively                                           53                  51
   Additional paid-in capital                                            803,615             796,960
   Stock subscription notes receivable                                    (3,443)             (3,443)
   Accumulated other comprehensive income                                    959               1,064
   Retained earnings                                                      21,769              22,656
                                                                      ----------          ----------
      Total stockholders' equity                                         822,953             817,288
                                                                      ----------          ----------

      Total liabilities and stockholders' equity                      $1,968,978          $1,669,523
                                                                      ==========          ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UniCapital Corporation and Subsidiaries
                      Consolidated Statements of Operations
                    (Dollars in Thousands, Except Share Data)
                                  (unaudited)

                                                                       Three Months Ended           Three Months Ended
                                                                         March 31, 1999               March 31, 1998
                                                                       ------------------           ------------------
 Finance income from direct financing and sales-type leases               $    11,625                   $       --
 Rental income from operating leases                                           33,027                           --
 Sales of equipment                                                            48,555                           --
 Gain on sale of leases                                                           283                           --
 Fees, commissions and remarketing income                                       6,217                           --
 Interest and other income                                                      2,984                           --
                                                                          -----------                   ----------
 Total revenues                                                               102,691                           --
                                                                          -----------                   ----------

 Cost of operating leases                                                      16,074                           --
 Cost of equipment sold                                                        36,564                           --
 Interest expense                                                              18,911                           --
 Selling, general and administrative expenses                                  25,169                       17,315
 Goodwill amortization                                                          4,590                           --
                                                                          -----------                   ----------
 Total expenses                                                               101,308                       17,315
                                                                          -----------                   ----------

 Income (loss) from operations                                                  1,383                      (17,315)
 Provision for income taxes                                                     2,270                           --
                                                                          -----------                   ----------

 Net loss                                                                 $      (887)                  $  (17,315)
                                                                          ===========                   ==========




 Loss per common share, basic                                             $     (0.02)                  $    (2.72)
 Loss per common share, diluted                                           $     (0.02)                  $    (2.72)
 Weighted average shares outstanding, basic                                51,915,588                    6,373,363
 Weighted average shares outstanding, diluted                              52,333,431                    6,373,363


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UniCapital Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (unaudited)

                                                            Three Months Ended     Three Months Ended
                                                              March 31, 1999         March 31, 1998
                                                            -------------------     ------------------
Cash flows from operating activities:
Net loss                                                        $    (887)             $ (17,315)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                                   24,612                     --
   Deferred income tax expense                                      1,988                     --
   Provision for credit losses                                      1,541                     --
   Compensation expense related to equity issuances                    --                 17,308
   Gain on sale of lease financing receivables                       (283)                    --
   Gain on sale of equipment                                      (11,991)                    --
   Equity in net earnings of minority-owned affiliates                (93)                    --
   Changes in other assets and liabilities:
     Notes and accounts receivable                                 (7,695)                    --
     Deposits and other assets                                    (10,100)                (1,792)
     Accounts payable and accrued expenses                        (13,916)                   470
     Security and other deposits                                    7,253                     --
     Income taxes payable                                          (6,353)                    --
     Other liabilities                                                256                     --
                                                                ---------              ---------
      Net cash used in operating activities                       (15,668)                (1,329)
                                                                ---------              ---------

Cash flows from investing activities:
Capital expenditures                                               (3,031)                    --
Proceeds from sale of lease financing receivables                  31,574                     --
Proceeds from sale of equipment                                    22,628                     --
Collection of direct financing and sales-type
   leases, net of finance income earned                            47,141                     --
Investment in direct financing and sales-type leases and
   purchases of equipment for sale or lease                      (370,756)                    --
Decrease in investments, net                                       11,427                     --
                                                                ---------              ---------
      Net cash used in investing activities                      (261,017)                    --
                                                                ---------              ---------

Cash flows from financing activities:
Proceeds from recourse debt                                       292,765                     50
Repayment of recourse debt                                       (181,754)                    --
Proceeds from non-recourse and limited recourse debt              265,347                     --
Repayment of non-recourse and limited recourse debt               (96,559)                    --
Proceeds from issuance of common stock                                 --                  1,290
                                                                ---------              ---------
      Net cash provided by financing activities                   279,799                  1,340
                                                                ---------              ---------

Increase in cash and cash equivalents                               3,114                     11
Cash and cash equivalents at beginning of period                    9,772                     30
                                                                ---------              ---------
Cash and cash equivalents at end of period                      $  12,886              $      41
                                                                =========              =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    UniCapital Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (continued)
                                  (unaudited)


                                                                             Three Months Ended       Three Months Ended
                                                                               March 31, 1999           March 31, 1998
                                                                           -----------------------  -----------------------

Supplemental disclosure of cash flow information for non-cash items:

Stock subscription notes receivable received as consideration
   for issuance of common stock                                                   $     --                    $3,831
                                                                                  ========                    ======

Notes received as partial consideration on sales of
  aircraft engines                                                                $  9,200                    $   --
                                                                                  ========                    ======

Debt assumed in connection with acquisition of aircraft
  and aircraft engines                                                            $ 24,763                    $   --
                                                                                  ========                    ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    UniCapital Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                             (Dollars in Thousands)
                                  (unaudited)

                                                                              Accumulated
                                                Additional      Stock           Other
                                    Common       Paid-In     Subscription    Comprehensive    Retained   Comprehensive
                                    Stock        Capital   Notes Receivable     Income        Earnings       Income        Total
                                    -----        -------   ----------------     ------        --------       ------        -----

Balance at December 31, 1998       $      51     $ 796,960    $  (3,443)       $   1,064     $  22,656                  $ 817,288

Issuance of 1,071,784 shares of
   Common Stock in connection
   with 1998 earnouts for
   companies acquired in 1998              2         6,655           --               --            --                      6,657

Comprehensive income:
   Net income                             --            --           --               --          (887)    $    (887)        (887)
   Other comprehensive income:
    Change in net unrealized gain
    on securities, net of deferred
    taxes of ($64)                        --            --           --             (105)           --          (105)        (105)
                                                                                                           ---------
   Total comprehensive income                                                                              $    (992)
                                                                                                           =========

                                   ---------     ---------    ---------        ---------     ---------                  ---------
Balance at March 31, 1999          $      53     $ 803,615    $  (3,443)       $     959     $  21,769                  $ 822,953
                                   =========     =========    =========        =========     =========                  =========


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

         The financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

         For a description of the Company's accounting policies, refer to the Notes to consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

NOTE 3--INCOME TAXES

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

NOTE 4--STOCKHOLDERS' EQUITY

         During the three months ended March 31, 1999, the Company issued 1,071,784 shares of Common Stock to the former owners of certain companies acquired in 1998. These shares were issued in connection with 1998 earnout arrangements and have been recorded as additional purchase price in the amount of $6.7 million.

NOTE 5--EARNINGS PER SHARE

         Earnings (loss) per share have been calculated and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 6--SEGMENT INFORMATION

         The following table presents selected financial information for the Company's reporting segments for the three months ended March 31, 1999 (in thousands):

                                                                                   Technology
                                                                  Aircraft            and
                                                  Air              Engine           Finance
                                                 Group              Group            Group
                                                 -----              -----            -----
Finance income from direct financing
      and sales-type leases                   $       --         $      105        $    8,911
Rental income from operating leases               16,738              1,312            14,827
Sales of equipment                                    --             24,501            24,054
Gain on sale of leases                                --                 --               283
Fees, commissions and remarketing
      income                                          26                 --             3,714
Interest and other income                            385                206             1,232
                                              ----------         ----------        ----------
     Total revenues                               17,149             26,124            53,021

Cost of operating leases                           7,048                186             8,782
Cost of equipment sold                                --             16,255            20,309
Interest expense                                   7,340                878             5,509
Selling, general and administrative
      expenses                                     2,360                908            10,936
Goodwill amortization                                698              1,197             2,167
                                              ----------         ----------        ----------
     Total expenses                               17,446             19,424            47,703

                                              ----------         ----------        ----------
Income (loss) before taxes                    $     (297)        $    6,700        $    5,318
                                              ==========         ==========        ==========


Net investment in direct financing and
     sales-type leases                        $       --         $   12,663        $  350,323
                                              ==========         ==========        ==========
Equipment under operating leases, net         $  423,964         $   10,067        $   79,088
                                              ==========         ==========        ==========
Investment in equity method investees         $       --         $       --        $    3,963
                                              ==========         ==========        ==========
Total assets                                  $  661,197         $  181,192        $  892,485
                                              ==========         ==========        ==========

Total debt                                    $  330,137         $    9,129        $  329,171
                                              ==========         ==========        ==========


                                                  Business
                                                   Credit            Corporate
                                                   Group             Division         Consolidated
                                                   -----             --------         ------------
Finance income from direct financing
      and sales-type leases                      $    2,609         $       --         $   11,625
Rental income from operating leases                     150                 --             33,027
Sales of equipment                                       --                 --             48,555
Gain on sale of leases                                   --                 --                283
Fees, commissions and remarketing
      income                                          1,812                665              6,217
Interest and other income                               559                602              2,984
                                                 ----------         ----------         ----------
     Total revenues                                   5,130              1,267            102,691

Cost of operating leases                                 58                 --             16,074
Cost of equipment sold                                   --                 --             36,564
Interest expense                                      1,094              4,090             18,911
Selling, general and administrative
      expenses                                        6,832              4,133             25,169
Goodwill amortization                                   451                 77              4,590
                                                 ----------         ----------         ----------
     Total expenses                                   8,435              8,300            101,308

                                                 ----------         ----------         ----------
Income (loss) before taxes                       $   (3,305)        $   (7,033)        $    1,383
                                                 ==========         ==========         ==========


Net investment in direct financing and
     sales-type leases                           $   96,157         $      660         $  459,803
                                                 ==========         ==========         ==========
Equipment under operating leases, net            $      235         $       --         $  513,354
                                                 ==========         ==========         ==========
Investment in equity method investees            $       --         $       --         $    3,963
                                                 ==========         ==========         ==========
Total assets                                     $  193,413         $   40,691         $1,968,978
                                                 ==========         ==========         ==========

Total debt                                       $   66,341         $  237,106         $  971,884
                                                 ==========         ==========         ==========

         Financial information for the three months ended March 31, 1998 includes certain organizational costs incurred by the Corporate Division. The net loss reported by the Company for the three months ended March 31, 1998 was $17.3 million, which was comprised of non-cash compensation charges for certain equity issuances.

NOTE 7--UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma financial information for the three months ended March 31, 1998 includes the results of UniCapital Corporation combined with the Founding Companies and subsequent acquisitions as if all acquisitions had occurred at the beginning of the period presented. This unaudited pro forma financial information includes the effects of (a) the acquisition of the Founding Companies; (b) the Offering; (c) the subsequent acquisitions; (d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they have contractually agreed prospectively; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to corporate federal and state income taxes; and (g) the incremental costs of being a public company.

         The unaudited pro forma financial information may not be comparable to and may not be indicative of the Company's results of operations subsequent to the acquisitions because the Founding Companies and the subsequent acquisitions were not under common control or management and had different tax and capital structures during the periods presented.

                                                      (Unaudited)
                                                   Three Months Ended
                                                    March 31, 1998
                                                ------------------------
                                            (in thousands, except share data)

Total revenues                                         $88,270
Income before taxes                                    $20,393
Net income                                             $10,921

Earnings per common share, basic                       $  0.22
Earnings per common share, diluted                     $  0.22

NOTE 8--SUBSEQUENT EVENTS (UNAUDITED)

         On May 5, 1999, the Company acquired, through its wholly-owned subsidiary UniCapital Air Group, Inc., the equity interest in a portfolio of 36 commercial aircraft, with an appraised fair value of approximately $1.32 billion, from GE Capital Aviation Services, a division of GE Capital Corporation. All of the aircraft are subject to net operating leases. The acquisition closed simultaneously with a securitization, entitled Aircraft Finance Trust, which provides non-recourse financing at a fixed weighted average interest rate of 6.69% for 96.7% of the acquisition price. The Company paid the $39.1 million purchase price for the equity interest in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the year ended December 31, 1998 as filed on Form 10-K.

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

         We derive the majority of our revenue from lease payments on leases originated and held by the Company and sales of equipment, including sales of equipment off-lease and the sale of new and used equipment. In addition, we derive revenue from servicing fees, late charges and administrative fees. We also receive remarketing fees for the sale of off-lease equipment on behalf of equity investors in leases and we may obtain a premium for sales prices in excess of an agreed-upon amount.

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

RECENT DEVELOPMENTS

         On April 26, 1999 we announced that we will retain on-balance sheet leases that we transfer to our commercial paper credit facility, as well as leases to be transferred in connection with possible future securitizations. We expect to recognize income over the term of these leases as finance income, as these transfers will no longer meet the criteria necessary to qualify as sales. The leases transferred into the commercial paper facility, and those expected to be transferred in connection with future securitizations, are generated by our Technology and Finance Group and our Business Credit Group. We intend to continue our core business practice of selling certain leases to third parties on a whole-loan basis. These sales are typically non-recourse, and we maintain no retained interest in those leases. Maintaining these third party funding sources is consistent with our objective of having access to diverse funding sources. We also announced that we will reduce significantly our trading-related sales of commercial aircraft. We expect that our future sales of aircraft will be limited primarily to risk management related sales to maintain proper diversification of lessees, aircraft type, country risk, lease expiration dates and other factors, within our aircraft portfolio.

         On May 5, 1999 we acquired, through our wholly-owned subsidiary UniCapital Air Group Inc., the equity interest in a portfolio of 36 commercial aircraft, with an appraised fair value of approximately $1.32 billion, from GE Capital Aviation Services, a division of GE Capital Corporation. All of the aircraft are subject to net operating leases. The acquisition closed simultaneously with a securitization which provides non-recourse financing at a fixed weighted average interest rate of 6.69% for 96.7% of the acquisition price. We paid the $39.1 million purchase price for the equity interest in cash.


HISTORICAL RESULTS OF OPERATIONS

         We were incorporated in October 1997 and commenced operations in May 1998 in conjunction with the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses. The following table sets forth selected financial data for the Company and its subsidiaries on a historical basis and as a percentage of revenues for the periods indicated.

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------------------------------
                                                                          1999                         1998
                                                                 -----------------------       ----------------------
                                                                                         (unaudited)
                                                                                   (DOLLARS IN THOUSANDS)
Finance income from direct financing and sales-type leases       $ 11,625           11.3%      $     --           -- %
Rental income from operating leases                                33,027           32.2             --           --
Sales of equipment                                                 48,555           47.3             --           --
Gain on sale of leases                                                283            0.3             --           --
Fees, commissions and remarketing income                            6,217            6.1             --           --
Interest and other income                                           2,984            2.8             --           --
                                                                 --------          -----       --------        ------
         Total revenues                                           102,691          100.0             --           --
                                                                 --------          -----       --------        ------

Cost of operating leases                                           16,074           15.7             --           --
Cost of equipment sold                                             36,564           35.6             --           --
Interest expense                                                   18,911           18.4             --           --
Selling, general and administrative expenses                       25,169           24.5         17,315           --
Goodwill amortization                                               4,590            4.5             --           --
                                                                 --------          -----       --------        ------
         Total expenses                                           101,308           98.7         17,315           --
                                                                 --------          -----       --------        ------

Income (loss) from operations                                       1,383            1.3        (17,315)          --
Provision for income taxes                                          2,270            2.2             --           --
                                                                 --------          -----       --------        ------
Net loss                                                         $   (887)          (0.9)%     $(17,315)          -- %
                                                                 ========          =====       ========        ======

HISTORICAL RESULTS OF OPERATIONS BY SEGMENT

         The following table sets forth the combined results of operations of UniCapital and its subsidiaries by segment for the three months ended March 31, 1999.

                                                             AIRCRAFT      TECHNOLOGY    BUSINESS
                                                AIR           ENGINE      AND FINANCE     CREDIT        CORPORATE
                                               GROUP          GROUP         GROUP         GROUP         DIVISION    CONSOLIDATED
                                              --------       --------      --------      --------       --------    -------------
                                                                                            (IN THOUSANDS)
Finance and income from direct financing
   and sales-type leases                      $     --       $    105      $  8,911      $  2,609       $     --       $ 11,625
Rental income from operating leases             16,738          1,312        14,827           150             --         33,027
Sales of equipment                                  --         24,501        24,054            --             --         48,555
Gain on sale of leases                              --             --           283            --             --            283
Fees, commissions and remarketing
   income                                           26             --         3,714         1,812            665          6,217
Interest and other income                          385            206         1,232           559            602          2,984
                                              --------       --------      --------      --------       --------       --------
   Total revenues                               17,149         26,124        53,021         5,130          1,267        102,691

Cost of operating leases                         7,048            186         8,782            58             --         16,074
Cost of equipment sold                              --         16,255        20,309            --             --         36,564
Interest expense                                 7,340            878         5,509         1,094          4,090         18,911
Selling, general and administrative
   expenses                                      2,360            908        10,936         6,832          4,133         25,169
Goodwill amortization                              698          1,197         2,167           451             77          4,590
                                              --------       --------      --------      --------       --------       --------
   Total expenses                               17,466         19,424        47,703         8,435          8,300        101,308
                                              --------       --------      --------      --------       --------       --------

Income (loss) before taxes                    $   (297)      $  6,700      $  5,318      $ (3,305)      $ (7,033)      $  1,383
                                              ========       ========      ========      ========       ========       ========

UNAUDITED PRO FORMA AND HISTORICAL RESULTS OF OPERATIONS

         The pro forma financial information for the period presented do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the revenues, operating expenses and general and administrative expenses of the Company on a pro forma combined basis as if all of the Company's acquisitions and the Company's initial public offering had taken place at the beginning of the period presented. This unaudited pro forma financial information includes the effects of the acquisitions, the initial public offering, certain reductions in salaries, bonuses and benefits to which certain employee-stockholders of acquired companies agreed contractually, amortization of goodwill, the incremental provision for federal and state income taxes assuming all entities were subject to corporate federal and state income taxes and certain incremental costs associated with being a public company.

         The pro forma financial information may not be comparable to, and may not be indicative of, our future results of operations. The following discussion should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

         The following table sets forth selected financial data for the Company and its subsidiaries on a historical and a pro forma basis and as a percentage of revenues for the periods indicated.

                                                                         HISTORICAL                       PRO FORMA
                                                                     THREE MONTHS ENDED              THREE MONTHS ENDED
                                                                        MARCH 31, 1999                  MARCH 31, 1998
                                                                  -------------------------        ------------------------
                                                                                         (unaudited)
                                                                                       (DOLLARS IN THOUSANDS)
Finance income from direct financing and sales-type leases        $  11,625            11.3%       $  12,512           14.2%
Rental income from operating leases                                  33,027            32.2           13,611           15.4
Sales of equipment                                                   48,555            47.3           49,937           56.6
Gain on sale of leases                                                  283             0.3            3,857            4.4
Fees, commissions and remarketing income                              6,217             6.1            6,144            7.0
Interest and other income                                             2,984             2.8            2,209            2.4
                                                                  ---------           -----        ---------          -----
         Total revenues                                             102,691           100.0           88,270          100.0
                                                                  ---------           -----        ---------          -----

Cost of operating leases                                             16,074            15.7            8,629            9.8
Cost of equipment sold                                               36,564            35.6           30,420           34.5
Interest expense                                                     18,911            18.4            9,599           10.9
Selling, general and administrative expenses                         25,169            24.5           16,807           19.0
Goodwill amortization                                                 4,590             4.5            4,530            5.1
                                                                  ---------           -----        ---------          -----
         Total expenses                                             101,308            98.7           69,985           79.3
                                                                  ---------           -----        ---------          -----

Income from operations                                                1,383             1.3           18,285           20.7
Equity in income from minority-owned affiliates                          --              --            2,108            2.4
                                                                  ---------           -----        ---------          -----
Income before taxes                                                   1,383             1.3           20,393           23.1
Provision for income taxes                                            2,270             2.2            9,472           10.7
                                                                  ---------           -----        ---------          -----
Net income (loss)                                                 $    (887)           (0.9)%      $  10,921           12.4%
                                                                  =========           =====        =========          =====

HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE PRO FORMA COMBINED RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998

Finance income from direct financing and sales-type leases. Finance income from direct financing and sales-type leases for the three months ended March 31, 1999 decreased by $0.9 million, or 7.1%, from $12.5 million for the pro forma three months ended March 31, 1998. This decrease is primarily due to a decrease in the number of leases held by the Business Credit Group, due to sales of leases in the year ended December 31, 1998.

Rental income from operating leases. Rental income from operating leases for the three months ended March 31, 1999 increased by $19.4 million, or 142.6%, from $13.6 million for the pro forma three months ended March 31, 1998. This increase is primarily due to higher investment in equipment under operating leases in the Air Group and Technology and Finance Group as compared to the prior period.

Sales of equipment. Sales of equipment for the three months ended March 31, 1999 decreased by $1.4 million, or 2.8%, from $49.9 million for the pro forma three months ended March 31, 1998. This decrease is primarily due to the decrease in sales of equipment by the Technology and Finance Group, partially offset by increased sales of aircraft engines. The decrease in sales of equipment by the Technology and Finance Group is primarily attributable to the consummation of a significant transaction during the three months ended March 31, 1998 that did not recur in the three months ended March 31, 1999.

Gain on sale of leases. Gain on sale of leases for the three months ended March 31, 1999 decreased by $3.6 million, or 92.7%, from $3.9 million for the pro forma three months ended March 31, 1998. This decrease is primarily due to the Company's decision to increase the amount of leases retained for its own portfolio rather than to sell leases in transactions qualifying for gain-on-sale accounting treatment.

Interest and other income. Interest and other income for the three months ended March 31, 1999 increased by $0.8 million, or 35.1%, from $2.2 million for the pro forma three months ended March 31, 1998. This increase is primarily due to interest income from overnight investments and interest income on the Company's investment in retained certificates.

Cost of operating leases. Cost of operating leases for the three months ended March 31, 1999 increased by $7.4 million, or 86.3%, from $8.6 million for the pro forma three months ended March 31, 1998. This increase is primarily due to higher investment in equipment under operating leases in the Air Group and Technology and Finance Group as compared to the prior period.

Cost of equipment sold. Cost of equipment sold for the three months ended March 31, 1999 increased by $6.1 million, or 20.2%, from $30.4 million for the pro forma three months ended March 31, 1998. This increase is primarily due to increased sales of aircraft engines.

Interest expense. Interest expense for the three months ended March 31, 1999 increased by $9.3 million, or 97.0%, from $9.6 million for the pro forma three months ended March 31, 1998. This increase is primarily due to increased borrowings outstanding to finance the growth of the Company's lease and equipment portfolio and acquisitions.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 increased by $8.4 million, or 49.8%, from $16.8 million for the pro forma three months ended March 31, 1998. This increase is primarily due to actual corporate overhead expenses that were considerably in excess of the minimum amount necessary to operate a public company that had been assumed by the Company is formulating the 1998 pro forma amount, and increased expenses for the Technology and Finance Group, primarily attributable to the expansion of the sales force.

Equity in income from minority-owned affiliates. During the three months ended March 31, 1999, the Company liquidated a significant portion of its investments in minority-owned affiliates.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, we had cash and cash equivalents of approximately $12.9 million. Our business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases and the purchase of equipment. We will continue to require access to significant additional capital to maintain and expand the volume of leases that we fund, as well as to fund any future acquisitions of lease portfolios or leasing and specialty finance companies.

         Our uses of cash include the origination of equipment leases and the purchase of equipment, payment of interest expenses, repayment of borrowings under our credit facilities, operating and administrative expenses, income taxes and capital expenditures, and may include payment of the cash portion of the earn-out arrangements with the former stockholders of certain of the acquired companies, as well as any future acquisitions of companies or lease portfolios.

         On March 10, 1999, we entered into a letter of intent to purchase a portfolio of nine commercial aircraft subject to net operating leases for approximately $312 million. We intend to purchase these aircraft with up to $39 million in cash and approximately $278 million in a combination of seller financing and third-party financing for which we are currently negotiating. We expect the transaction to close by June 30, 1999. After consummation of the transaction, the seller is obligated to offer to sell us an additional $400 million in commercial aircraft prior to the end of 1999.

         In order to complete the transaction described above, we must obtain additional financing or fund the necessary cash requirements from the sale of assets or equipment subject to lease. We are currently negotiating to obtain the necessary funding through financing or sales.

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

Credit Facilities

         We have a $1.2 billion credit facility, which consist of the following sub-facilities:

         (i) a $300.0 million Corporate Revolving Credit Facility, primarily to finance acquisitions and working capital; as of March 31, 1999 we had borrowings of $237.1 million outstanding, with a weighted average interest rate of 6.49%. This facility, which was entered into in June 1998, has a three-year term;

         (ii) a $300.0 million Special Purpose Entity Large Ticket Warehouse Facility primarily to finance the purchase and leasing of aircraft and aircraft engines; as of March 31, 1999 we had borrowings of $15.5 million outstanding, with a weighted average interest rate of 6.69%. This facility, which was entered into in June 1998, has a 364-day term; and

         (iii) two asset-backed commercial paper facilities totaling $600.0 million to finance small ticket and middle market leases, consisting of an Equipment Lease Receivable Purchase Facility and an Equipment Lease Receivable Financing Facility; as of March 31, 1999 $ 336.0 million was outstanding under the Purchase Facility and $ 69.9 million was outstanding under the Finance Facility, with a weighted average interest rate of 5.68%. The Purchase Facility and the Financing Facility, which were entered into in June 1998 and July 1998, respectively, have 364-day terms.

         We also have a $500.0 million revolving credit facility to finance the purchase and leasing of aircraft. As of March 31, 1999 we had borrowings outstanding of $190.0 million, with a weighted average interest rate of 7.69%. This facility, which was entered into in October 1998, has a 364-day term. On March 26, 1999 we entered into an amendment to this credit facility. The credit facility permits us to borrow up to a specified percentage of the value of the collateral. The amendment increased this percentage and provides for an increase in the applicable interest rate in the event that we borrow in excess of the amount that would have been permitted prior to the amendment.

         On April 30, 1999 we entered into a loan arrangement in the amount of $40.5 million, to fund the purchase of the equity interest in the portfolio of 36 commercial aircraft that we acquired from GE Capital Aviation Services on May 5, 1999 and for general corporate purposes. The loan has a 6-month term and an interest rate of LIBOR plus 400 basis points. The loan is secured by a security interest in the aircraft and engine assets held by the special purpose entities which are the borrowers under the loan arrangement.

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

         Infrastructure. This section consists of hardware and systems software other than Applications Software. We estimate that approximately 55 percent of the activities related to this section were completed by March 31, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. All Infrastructure activities are expected to be completed by the end of 1999.

         Applications Software. This section includes the remediation, retirement or replacement of applications software that is not Y2K compliant. We are using both internal and external resources to complete this process. As of March 31, 1999, approximately 85 percent of the applications software was remediated or replaced, and tested. The implementation of these is scheduled to be completed by August 31, 1999. The remaining applications are expected to be remediated or replaced by June 30, 1999, tested by October 31, 1999, and implemented by the end of 1999.

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

         We estimate that the aggregate cost of our Y2K efforts will be approximately $1.3 million, of which approximately $1.0 million has been spent. The costs of remediation are being expensed as they are incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $0.5 million), substantially all of which has been capitalized, are included in the above estimates.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from possible future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in interest rates; changes in asset values; inflation or deflation; changes in markets for financial products, including securitized assets; changes in political, social and economic conditions and local regulations; changes in, or failure to comply with, government regulations; demographic changes; changes in the mix of sources of revenues; competition; changes in business strategy or development plans; availability of capital sufficient to meet the Company's need for capital or on terms or at times acceptable to the Company; and availability of qualified personnel. Factors that could cause or contribute to such differences include those discussed under the heading "Factors that May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We incur debt to fund the origination and acquisition of leases, equipment, lease portfolios and equipment leasing businesses and for general corporate purposes. The interest rates charged on the debt are generally determined based on variable measures of interest rates such as the U.S. Federal Reserve Prime rate ("Prime") or the London Interbank Offered Rate ("LIBOR"). For information regarding amounts outstanding and weighted average interest rates at March 31, 1999, see the discussion in "Liquidity and Capital Resources."

         We continually monitor interest rates in order to mitigate exposure to unfavorable variations. Our objectives in managing this risk include:

         o achieving certain ratios of fixed-rate debt to variable-rate debt; and

         o        achieving certain levels of our aggregate cost of funds.

As a result, from time to time we utilize interest rate swaps and forward contracts in U.S. Treasury securities. These instruments synthetically alter the repricing characteristics of variable-rate debt obligations, effectively allowing us to pay a fixed interest rate on a portion of the debt, which reduces our exposure to unfavorable variations in Prime or LIBOR. There are risks associated with the use of these instruments, including:

         o the possible inability of the counterparties to meet the terms of their contracts; and

         o        market movements in values and interest rates.

We do not enter into interest rate swap agreements or forward contracts on U.S. Treasury securities for trading purposes.

         The table below presents, as of March 31, 1999, the following information regarding interest rate swap agreements and forward contracts on U.S. Treasury securities to which we are a party: (i) notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument and (v) the maturity of the agreement.

                                                                 EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                     Average Notional Amount for the Twelve Months Ending March 31,
                                            ---------------------------------------------------------------------------------
                        March 31, 1999        2000           2001          2002           2003          2004       Thereafter
                        --------------
Interest Rate Swaps
-------------------
Notional amount              $12,527,756

Rate to be paid by                5.265%
the Company

Rate to be received        30-day CP (a)
by the Company

Fair value at March          $  (13,105)
31, 1999

Maturity                       June 1999

Notional amount              $75,000,000    $75,000,000    $75,000,000   $75,000,000    $46,875,000

Rate to be paid by                5.125%
the Company

                                                                 EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                     Average Notional Amount for the Twelve Months Ending March 31,
                                            ---------------------------------------------------------------------------------
                        March 31, 1999        2000           2001          2002           2003          2004       Thereafter
                        --------------
Interest Rate Swaps
-------------------
Rate to be received        3-month LIBOR
by the Company

Fair value at March          $   972,076
31, 1999

Maturity                   November 2002


Notional amount              $21,113,129    $20,085,613     $5,456,045   $10,324,038     $6,632,835   $4,086,043     $1,648,896

Rate to be paid by                5.240%
the Company

Rate to be received        30-day CP (a)
by the Company

Fair value at March         $    97, 283
31, 1999

Maturity                      March 2007


Notional amount             $ 47,158,283    $39,952,516    $27,049,560   $15,765,173     $9,913,554   $5,601,599     $2,036,018

Rate to be paid by                5.495%
the Company

Rate to be received        30-day CP (a)
by the Company

Fair value at March         $  (150,523)
31, 1999

Maturity                    January 2006


Forward Contract on
Treasury Securities
-------------------
Notional amount             $  8,000,000

Rate to be paid by                4.990%
the Company

Rate to be received   5-year Treasury (b)
by the Company

Fair value at March        $      64,886
31, 1999

Maturity                       July 1999

--------------------------

(a) The rate to be received by the Company is based on a 30-day commercial paper rate published by the U.S. Federal Reserve (H15 report).

(b) The rate to be received by the Company is based on the interest rate offered on 5-year Treasury securities at the date of maturity of the forward contract.

PART II.  OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         UniCapital and its subsidiaries are from time to time parties to lawsuits arising out of our respective operations. We believe that any pending litigation to which we or our subsidiaries are parties will not have a material adverse effect upon our business or financial condition.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a.)  Exhibits

                  10.01 Consulting Agreement dated March 18, 1999 by and among Jacom Computer Services, Inc., Schooner Capital Group, Inc. and John Alfano.

                  11.01    Statement Regarding Computation of Per Share Earnings

                  27.01    Financial Data Schedule

                  (b.)     Reports on Form 8-K


                  None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNICAPITAL CORPORATION
                                          (Registrant)

Date:  May 17, 1999                 By: /s/ JONATHAN NEW
                                    --------------------------------------------
                                    Jonathan New
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)