Form 10-Q
period 1999-06-30
UNICAPITAL CORP
filed 1999-08-16
CIK 1055684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 11, 1999, there were 52,742,727 shares of Common Stock outstanding.

                             UNICAPITAL CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
PART I.              FINANCIAL INFORMATION

  Item 1.            Unaudited Consolidated Financial Statements                           3

                     Consolidated Balance Sheets                                           3

                     Consolidated Statements of Operations                                 4

                     Consolidated Statements of Stockholders' Equity                       5

                     Consolidated Statements of Cash Flows                                 6

                     Notes to Unaudited Consolidated Financial Statements                  8

  Item 2.            Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                12


  Item 3.            Quantitative and Qualitative Disclosures about Market Risk           22

PART II.             OTHER INFORMATION                                                    24

  Item 1.            Legal Proceedings                                                    24

  Item 4.            Submission of Matters to a Vote of Security Holders                  24

  Item 6.            Exhibits and Reports on Form 8-K                                     24

Signatures

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     UniCapital Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    (Dollars in Thousands, Except Share Data)
                                   (unaudited)


                                                       JUNE 30, 1999     DECEMBER 31, 1998
                                                       -------------     -----------------
ASSETS

Cash and cash equivalents                                $     4,769         $     9,772
Restricted cash                                               93,794                  --
Accounts receivable, net                                      42,290              41,987
Notes receivable                                              27,138               9,647
Net investment in direct financing and sales-type            587,276             373,113
     leases
Equipment under operating leases, net                      1,685,287             430,229
Equipment held for sale or lease                             190,540              79,897
Investments                                                   16,448              29,548
Property and equipment, net                                   13,338               8,433
Goodwill, net of accumulated amortization
     of $19,360 and $10,119, respectively                    617,201             613,646
Deposits and other assets                                     70,782              73,251
                                                         -----------         -----------
     Total assets                                        $ 3,348,863         $ 1,669,523
                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                            $   404,571         $   196,279
Non-recourse and limited recourse debt                     1,892,395             471,043
Accounts payable and accrued expenses                         92,219              84,967
Security and other deposits                                   50,996              24,473
Income taxes payable                                              --               6,353
Deferred income taxes                                         69,993              66,522
Other liabilities                                              9,637               2,598
                                                         -----------         -----------
     Total liabilities                                     2,519,811             852,235
                                                         -----------         -----------

Commitments and contingencies                                     --                  --

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000
     shares authorized, no shares issued and
     outstanding                                                  --                  --
  Common stock, $.001 par value, 200,000,000
     shares authorized, 52,740,032 and 51,433,539
     shares issued and outstanding, respectively                  53                  51
  Additional paid-in capital                                 805,035             796,960
  Stock subscription notes receivable                         (3,299)             (3,443)
  Accumulated other comprehensive income                         885               1,064
  Retained earnings                                           26,378              22,656
                                                         -----------         -----------
     Total stockholders' equity                              829,052             817,288
                                                         -----------         -----------

     Total liabilities and stockholders' equity          $ 3,348,863         $ 1,669,523
                                                         ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UniCapital Corporation and Subsidiaries
                      Consolidated Statements of Operations
                    (Dollars in Thousands, Except Share Data)
                                   (unaudited)


                                                             THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------        --------------------------------

                                                               1999               1998                1999                 1998
                                                           ------------        ------------        ------------        ------------
Finance income from direct financing and sales-type        $     14,961        $      5,568        $     26,586        $      5,568
 leases
Rental income from operating leases                              58,677               8,894              91,704               8,894
Sales of equipment                                              119,629              23,507             168,184              23,507
Gain on sale of leases                                              894               9,771               1,177               9,771
Fees, commissions and remarketing income                          7,711               2,358              13,928               2,358
Interest and other income                                         2,904               3,910               5,888               3,910
                                                           ------------        ------------        ------------        ------------
Total revenues                                                  204,776              54,008             307,467              54,008
                                                           ------------        ------------        ------------        ------------

Cost of operating leases                                         23,554               5,049              39,628               5,049
Cost of equipment sold                                          101,468              17,812             138,032              17,812
Interest expense                                                 36,599               6,423              55,510               6,423
Selling, general and administrative expenses                     28,219               7,425              53,388              24,740
Goodwill amortization                                             4,651               1,412               9,241               1,412
                                                           ------------        ------------        ------------        ------------
Total expenses                                                  194,491              38,121             295,799              55,436
                                                           ------------        ------------        ------------        ------------

Income (loss) from operations                                    10,285              15,887              11,668              (1,428)
Equity in income from minority-owned affiliates                      --                  45                  --                  45
                                                           ------------        ------------        ------------        ------------
Income (loss) before taxes                                       10,285              15,932              11,668              (1,383)
Provision for income taxes                                        5,676               6,678               7,946               6,678
                                                           ------------        ------------        ------------        ------------

Net income (loss)                                          $      4,609        $      9,254        $      3,722        $     (8,061)
                                                           ============        ============        ============        ============


Earnings (loss) per common share, basic                    $       0.09        $       0.36        $       0.07        $      (0.50)
Earnings (loss) per common share, diluted                  $       0.09        $       0.36        $       0.07        $      (0.50)
Weighted average shares outstanding, basic                   52,681,874          25,631,827          52,594,357          16,024,865
Weighted average shares outstanding, diluted                 53,359,803          25,781,715          53,142,244          16,024,865


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UniCapital Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in Thousands)
                                   (unaudited)

                                                                                 ACCUMULATED
                                                 ADDITIONAL        STOCK           OTHER
                                      COMMON      PAID-IN       SUBSCRIPTION    COMPREHENSIVE  RETAINED   COMPREHENSIVE
                                       STOCK      CAPITAL     NOTES RECEIVABLE     INCOME      EARNINGS      INCOME        TOTAL
                                     ---------    ---------   ----------------  -------------  ---------  -------------- ----------
Balance at December 31, 1998         $      51    $ 796,960      $  (3,443)      $   1,064     $  22,656                 $ 817,288

Issuance of 1,259,850 shares of
   Common Stock in connection
   with earnouts for companies
   acquired in 1998                          2        7,823             --              --            --                     7,825

Issuance of 46,643 shares of
   Common Stock in connection
   with employee stock
   purchase plan                            --          252             --              --            --                       252

Payments received on stock
   subscription notes receivable            --           --            144              --            --                       144


Comprehensive income:
   Net income                               --           --             --              --         3,722   $   3,722         3,722
   Other comprehensive income:
    Change in net unrealized gain
    on securities, net of deferred
    taxes of ($110)                         --           --             --            (179)           --        (179)         (179)
                                                                                                           ---------
   Total comprehensive income                                                                              $   3,543
                                                                                                           =========
                                     ---------    ---------      ---------       ---------     ---------                 ---------
Balance at June 30, 1999             $      53    $ 805,035      $  (3,299)      $     885     $  26,378                 $ 829,052
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

                     UniCapital Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (unaudited)


                                                        SIX MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30, 1999        JUNE 30, 1998
                                                         -------------        -------------
Cash flows from operating activities:
Net income (loss)                                         $     3,722         $    (8,061)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
   Depreciation and amortization                               58,121               6,932
   Deferred income tax expense                                  3,471               3,029
   Provision for credit losses                                  3,041                 298
   Compensation expense related to equity issuances                --              17,308
   Gain on sale of lease financing receivables                 (1,177)             (9,771)
   Gain on sale of equipment                                  (30,152)             (1,155)
   Equity in net earnings of minority-owned affiliates             --                 (45)
   Changes in other assets and liabilities:
     Restricted cash                                          (93,794)                 --
     Notes and accounts receivable                            (17,794)              3,953
     Deposits and other assets                                 (3,593)            (15,674)
     Accounts payable and accrued expenses                     19,510              (7,999)
     Security and other deposits                               26,523              (2,333)
     Income taxes payable                                      (6,353)              2,296
     Other liabilities                                          7,039             (24,265)
                                                          -----------         -----------
      Net cash used in operating activities                   (31,436)            (35,487)
                                                          -----------         -----------

Cash flows from investing activities:
Capital expenditures                                           (5,431)               (936)
Proceeds from sale of lease financing receivables              49,767             119,768
Proceeds from sale of equipment                               120,212              22,882
Collection of direct financing and sales-type
   leases, net of finance income earned                       105,486              33,432
Investment in direct financing and sales-type
leases and
   purchases of equipment for sale or lease                (1,828,448)           (184,895)
Cash paid for acquisitions, net of cash acquired                   --            (334,588)
Cash paid under earnout agreements for companies
   acquired in 1998                                           (12,258)                 --
Decrease in investments, net                                   13,100                  53
                                                          -----------         -----------
      Net cash used in investing activities                (1,557,572)           (344,284)
                                                          -----------         -----------

Cash flows from financing activities:
Proceeds from recourse debt                                   533,855             153,592
Repayment of recourse debt                                   (325,563)           (278,296)
Proceeds from non-recourse and limited recourse             1,661,203              82,234
   debt
Repayment of non-recourse and limited recourse               (285,634)            (45,715)
   debt
Proceeds received on subscription notes receivable                144                  --
Proceeds from issuance of common stock                             --             489,931
Repayment of subordinated debt                                     --              (2,002)
                                                          -----------         -----------
      Net cash provided by financing activities             1,584,005             399,744
                                                          -----------         -----------

(Decrease) increase in cash and cash equivalents               (5,003)             19,973
Cash and cash equivalents at beginning of period                9,772                  30
                                                          -----------         -----------
Cash and cash equivalents at end of period                $     4,769         $    20,003
                                                          ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UniCapital Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                   (continued)
                                   (unaudited)

                                                                 SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                   JUNE 30, 1999    JUNE 30, 1998
                                                                 ----------------  ----------------
Supplemental disclosure of cash flow information for non-cash items:

Stock subscription notes receivable received as consideration
   for issuance of common stock                                        $    --          $ 3,830
                                                                       =======          =======

Notes received as partial consideration on sales of aircraft
   and aircraft engines                                                $ 9,200          $    --
                                                                       =======          =======

Debt assumed by buyers as partial consideration on sales of
   aircraft and aircraft engines                                       $14,172          $    --
                                                                       =======          =======

Debt assumed in connection with acquisition of aircraft
  and aircraft engines                                                 $59,955          $    --
                                                                       =======          =======


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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair statement of these interim results have been included. Intercompany accounts and transactions have been eliminated. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

    The financial statements should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    For a description of the Company's accounting policies, refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

NOTE 3--INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided to reduce deferred taxes to the amount expected to be realized based on available evidence. The Company's effective tax rate differs from that computed at the statutory rate principally as a result of non-deductible goodwill amortization and compensation expense related to certain equity issuances.

NOTE 4--STOCKHOLDERS' EQUITY

    During the six months ended June 30, 1999, the Company issued 1,259,850 shares of Common Stock to the former owners of certain companies acquired in 1998. These shares were issued in connection with earnout arrangements and have been recorded as additional purchase price in the amount of $7.8 million.

    In 1999, the Company implemented an employee stock purchase plan. During the six months ended June 30, 1999, the Company issued 46,643 shares of Common Stock to employees under the plan.

NOTE 5--EARNINGS PER SHARE

    Earnings (loss) per share have been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 6--SEGMENT INFORMATION

    During the three months ended June 30, 1999, the Company reassessed the economic characteristics and the nature of the products, services and customers of the "Air Group" and "Aircraft Engine Group". Based upon the similarity of the nature of the products, services and customers and the economic characteristics of those subsidiaries, the Company aggregated those former reportable segments as the "Big Ticket Division", which also includes the Rail Group.

    The following tables present selected financial information for the Company's reporting segments for the three months ended June 30, 1999 and 1998 (in thousands):

                                                             THREE MONTHS ENDED JUNE 30, 1999
                                                             --------------------------------
                                                           TECHNOLOGY
                                                              AND         BUSINESS
                                           BIG TICKET       FINANCE        CREDIT       CORPORATE
                                            DIVISION         GROUP         GROUP         DIVISION      CONSOLIDATED
                                           ----------     ----------     ----------      ----------      ----------
Finance income from direct financing
  and sales-type leases                    $      305     $   10,675     $    3,981      $       --      $   14,961

Rental income from operating leases            42,741         15,730            206              --          58,677
Sales of equipment                             93,232         26,397             --              --         119,629
Gain on sale of leases                             --            894             --              --             894
Fees, commissions and remarketing
  income                                          922          5,036          1,566             187           7,711
Interest and other income                       1,358            552            762             232           2,904
                                           ----------     ----------     ----------      ----------      ----------
  Total revenues                              138,558         59,284          6,515             419         204,776

Cost of operating leases                       13,314         10,191             49              --          23,554
Cost of equipment sold                         76,909         24,559             --              --         101,468
Interest expense                               24,254          6,774          1,669           3,902          36,599
Selling, general and administrative
  expenses                                      6,405         11,965          7,515           2,334          28,219
Goodwill amortization                           1,944          2,179            453              75           4,651
                                           ----------     ----------     ----------      ----------      ----------
  Total expenses                              122,826         55,668          9,686           6,311         194,491
                                           ----------     ----------     ----------      ----------      ----------

Income (loss) before taxes                 $   15,732     $    3,616     $   (3,171)     $   (5,892)     $   10,285
                                           ==========     ==========     ==========      ==========      ==========

Net investment in direct financing and
  sales-type leases                        $   12,147     $  434,805     $  141,164      $     (840)     $  587,276
                                           ==========     ==========     ==========      ==========      ==========

Equipment under operating leases, net      $1,590,175     $   94,821     $      291      $       --      $1,685,287
                                           ==========     ==========     ==========      ==========      ==========
Total assets                               $2,107,931     $  970,402     $  237,369      $   33,161      $3,348,863
                                           ==========     ==========     ==========      ==========      ==========

Total debt                                 $1,523,524     $  384,054     $  128,501      $  260,887      $2,296,966
                                           ==========     ==========     ==========      ==========      ==========

                                                               THREE MONTHS ENDED JUNE 30, 1998
                                                               --------------------------------

                                                          TECHNOLOGY
                                                             AND          BUSINESS
                                           BIG TICKET      FINANCE         CREDIT       CORPORATE
                                            DIVISION        GROUP          GROUP         DIVISION      CONSOLIDATED
                                           ----------     ----------     ----------     ----------     ------------
Finance income from direct financing
     and sales-type leases                 $       --     $    3,890     $    1,678     $       --      $    5,568
Rental income from operating leases             4,190          4,651             53             --           8,894
Sales of equipment                             11,918         11,589             --             --          23,507
Gain on sale of leases                             --          2,004          7,767             --           9,771
Fees, commissions and remarketing
     income                                     1,019            834            257            248           2,358
Interest and other income                       2,567            725            160            458           3,910
                                           ----------     ----------     ----------     ----------      ----------
     Total revenues                            19,694         23,693          9,915            706          54,008

Cost of operating leases                        2,454          2,569             26             --           5,049
Cost of equipment sold                         11,019          6,793             --             --          17,812
Interest expense                                2,101          2,981            559            782           6,423
Selling, general and administrative
     expenses                                   1,446          3,103          1,048          1,828           7,425
Goodwill amortization                             267            968            155             22           1,412
                                           ----------     ----------     ----------     ----------      ----------
     Total expenses                            17,287         16,414          1,788          2,632          38,121

Equity in income from minority-owned
     affiliates                                    45             --             --             --              45
                                           ----------     ----------     ----------     ----------      ----------
Income (loss) before taxes                 $    2,452     $    7,279     $    8,127     $   (1,926)     $   15,932
                                           ==========     ==========     ==========     ==========      ==========

Net investment in direct financing and
     sales-type leases                     $       --     $  298,764     $   61,053     $   (1,100)     $  358,717
                                           ==========     ==========     ==========     ==========      ==========
Equipment under operating leases, net      $  175,177     $   43,431     $      442     $       --      $  219,050
                                           ==========     ==========     ==========     ==========      ==========
Total assets                               $  326,706     $  738,867     $  127,151     $   22,182      $1,214,906
                                           ==========     ==========     ==========     ==========      ==========

Total debt                                 $   71,124     $  209,845     $   26,360     $   68,389      $  375,718
                                           ==========     ==========     ==========     ==========      ==========



    The following tables present selected financial information for the Company's reporting segments for the six months ended June 30, 1999 and 1998 (in thousands):

                                                                    SIX MONTHS ENDED JUNE 30, 1999
                                                                    ------------------------------
                                                               TECHNOLOGY
                                                                   AND       BUSINESS
                                                  BIG TICKET     FINANCE      CREDIT      CORPORATE
                                                   DIVISION       GROUP       GROUP        DIVISION    CONSOLIDATED
                                                   --------     --------     --------      --------    ------------
Finance income from direct financing
      and sales-type leases                        $    410     $ 19,586     $  6,590      $     --      $ 26,586
Rental income from operating leases                  60,791       30,557          356            --        91,704
Sales of equipment                                  117,733       50,451           --            --       168,184
Gain on sale of leases                                   --        1,177           --            --         1,177
Fees, commissions and remarketing income                948        8,750        3,378           852        13,928
Interest and other income                             1,949        1,784        1,321           834         5,888
                                                   --------     --------     --------      --------      --------
     Total revenues                                 181,831      112,305       11,645         1,686       307,467

Cost of operating leases                             20,548       18,973          107            --        39,628
Cost of equipment sold                               93,164       44,868           --            --       138,032
Interest expense                                     32,472       12,283        2,763         7,992        55,510
Selling, general and administrative
      expenses                                       10,289       22,901       14,347         5,851        53,388
Goodwill amortization                                 3,839        4,346          904           152         9,241
                                                   --------     --------     --------      --------      --------
     Total expenses                                 160,312      103,371       18,121        13,995       295,799
                                                   --------     --------     --------      --------      --------

Income (loss) before taxes                         $ 21,519     $  8,934     $ (6,476)     $(12,309)     $ 11,668
                                                   ========     ========     ========      ========      ========

                                                              SIX MONTHS ENDED JUNE 30, 1998
                                                              ------------------------------
                                                         TECHNOLOGY
                                                            AND         BUSINESS
                                          BIG TICKET      FINANCE         CREDIT      CORPORATE
                                           DIVISION        GROUP          GROUP        DIVISION       CONSOLIDATED
                                           --------        -----          -----        --------       ------------
Finance income from direct financing
   and sales-type leases                   $     --       $  3,890       $  1,678       $     --        $  5,568

Rental income from operating leases           4,190          4,651             53             --           8,894
Sales of equipment                           11,918         11,589             --             --          23,507
Gain on sale of leases                           --          2,004          7,767             --           9,771
Fees, commissions and remarketing
      income                                  1,019            834            257            248           2,358
Interest and other income                     2,567            725            160            458           3,910
                                           --------       --------       --------       --------        --------
   Total revenues                            19,694         23,693          9,915            706          54,008

Cost of operating leases                      2,454          2,569             26             --           5,049
Cost of equipment sold                       11,019          6,793             --             --          17,812
Interest expense                              2,101          2,981            559            782           6,423
Selling, general and administrative
   expenses                                   1,446          3,103          1,048         19,143          24,740
Goodwill amortization                           267            968            155             22           1,412
                                           --------       --------       --------       --------        --------
   Total expenses                            17,287         16,414          1,788         19,947          55,436

Equity in income from minority-owned
   affiliates                                    45             --             --             --              45
                                           --------       --------       --------       --------        --------

Income (loss) before taxes                 $  2,452       $  7,279       $  8,127       $(19,241)       $ (1,383)
                                           ========       ========       ========       ========        ========

NOTE 7--UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The unaudited pro forma financial information for the three and six months ended June 30, 1998 includes the results of UniCapital Corporation combined with the Founding Companies and subsequent acquisitions as if all acquisitions had occurred at the beginning of the period presented. This unaudited pro forma financial information includes the effects of (a) the acquisition of the Founding Companies; (b) the Offering; (c) the subsequent acquisitions; (d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they agreed contractually as a condition to the acquisition; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to corporate federal and state income taxes; and (g) the incremental costs of being a public company.

    The unaudited pro forma financial information may not be comparable to and may not be indicative of the Company's results of operations subsequent to the acquisitions because the Founding Companies and the subsequent acquisitions were not under common control or management and had different tax and capital structures during the periods presented.

                                                        (UNAUDITED)                                (UNAUDITED)
                                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       JUNE 30, 1998                              JUNE 30, 1998
                                             ---------------------------------          ---------------------------------
                                             (IN THOUSANDS, EXCEPT SHARE DATA)          (IN THOUSANDS, EXCEPT SHARE DATA)

Total revenues                                           $123,510                                    $211,780
Income before taxes                                      $ 20,557                                    $ 40,950
Net income                                               $ 11,025                                    $ 21,946

Earnings per common share, basic                         $   0.22                                    $   0.43
Earnings per common share, diluted                       $   0.22                                    $   0.43

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of such derivatives will vary based on the intended use of the derivative. The Company plans to adopt SFAS 133 beginning in the year 2001. Adoption of SFAS 133 is not expected to have a significant impact on the Company's results of operations, cash flows or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

    On April 26, 1999 we announced that we will retain on-balance-sheet leases that we transfer to our commercial paper credit facility, as well as leases to be transferred in connection with future securitizations, rather than account for such transactions through gain-on-sale accounting. We intend to continue our core business practice of selling certain leases to third parties on a whole-loan basis. These sales are typically non-recourse, and we generally maintain no retained interest in those leases. In addition, to the extent we repurchase or otherwise transfer out of our commercial paper credit facility leases that we originally accounted for under gain-on-sale accounting, we intend to account for any leases substituted therefor on a gain-on-sale basis.

    We expect to fund the majority of the leases that we originate through credit facilities. We may sell leases to third parties or refinance them through a securitization program or other structured finance products. To date, we have not completed a securitization transaction. Should we be unable to sell or securitize leases with fixed rates within a reasonable period of time after funding, our operating margins could be adversely affected by any increase in interest rates to the extent that we have not effectively hedged our interest rate exposure on variable rate debt. Moreover, increases in interest rates which cause us to raise the implicit interest rate charged to our customers could decrease demand for our lease and other financial products.

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

    Our leases are collateralized by the equipment leased as well as, in some cases, a personal guarantee provided by a principal of the lessee. We manage credit risk through diversifying our business customer base, geographic location of lessees and the type of business equipment leased. We believe that prepayment risks are mitigated by the noncancelable nature of the majority of our leases.

HISTORICAL RESULTS OF OPERATIONS

    Historical results of operations for the three and six months ended June 30, 1998 principally reflect combined results for the period from the Company's commencement of operations in May 1998 to June 30, 1998, in addition to certain organizational costs and compensation charges incurred prior to May 1998. As a result, historical results of operations for the three and six months ended June 30, 1999 and 1998 are not comparable as the 1998 results principally reflect combined results subsequent to the Company's commencement of operations.

    The following tables set forth selected financial data for the Company and its subsidiaries on an historical basis and as a percentage of revenues for the periods indicated.

                                                                    THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------------------------------
                                                                  1999                        1998
                                                          -----------------------     -----------------------
                                                                               (UNAUDITED)
                                                                         (DOLLARS IN THOUSANDS)
Finance income from direct financing and sales-type       $ 14,961           7.3%     $  5,568          10.3%
  leases
Rental income from operating leases                         58,677          28.7         8,894          16.5
Sales of equipment                                         119,629          58.4        23,507          43.5
Gain on sale of leases                                         894           0.4         9,771          18.1
Fees, commissions and remarketing income                     7,711           3.8         2,358           4.4
Interest and other income                                    2,904           1.4         3,910           7.2
                                                          --------       -------      --------       -------
         Total revenues                                    204,776         100.0        54,008         100.0
                                                          --------       -------      --------       -------

Cost of operating leases                                    23,554          11.5         5,049           9.3
Cost of equipment sold                                     101,468          49.6        17,812          33.0
Interest expense                                            36,599          17.9         6,423          11.9
Selling, general and administrative expenses                28,219          13.7         7,425          13.7
Goodwill amortization                                        4,651           2.3         1,412           2.6
                                                          --------       -------      --------       -------
         Total expenses                                    194,491          95.0        38,121          70.5
                                                          --------       -------      --------       -------

Income from operations                                      10,285           5.0        15,887          29.5
Equity in income from minority-owned affiliates                 --           0.0            45           0.1
                                                          --------       -------      --------       -------
Income before taxes                                         10,285           5.0        15,932          29.6
Provision for income taxes                                   5,676           2.8         6,678          12.4
                                                          --------       -------      --------       -------
Net income                                                $  4,609           2.2%     $  9,254          17.2%
                                                          ========       =======      ========       =======

                                                                       SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------------------------------
                                                                   1999                        1998
                                                          ----------------------      -----------------------
                                                                              (UNAUDITED)
                                                                          (DOLLARS IN THOUSANDS)
Finance income from direct financing and sales-type       $ 26,586           8.6%     $  5,568           10.3%
  leases
Rental income from operating leases                         91,704          29.8         8,894           16.5
Sales of equipment                                         168,184          54.7        23,507           43.5
Gain on sale of leases                                       1,177           0.4         9,771           18.1
Fees, commissions and remarketing income                    13,928           4.6         2,358            4.4
Interest and other income                                    5,888           1.9         3,910            7.2
                                                          --------       -------      --------       --------
         Total revenues                                    307,467         100.0        54,008          100.0
                                                          --------       -------      --------       --------

Cost of operating leases                                    39,628          12.9         5,049            9.3
Cost of equipment sold                                     138,032          44.9        17,812           33.0
Interest expense                                            55,510          18.0         6,423           11.9
Selling, general and administrative expenses                53,388          17.4        24,740           45.8
Goodwill amortization                                        9,241           3.0         1,412            2.6
                                                          --------       -------      --------       --------
         Total expenses                                    295,799          96.2        55,436          102.6
                                                          --------       -------      --------       --------

Income from operations                                      11,668           3.8        (1,428)          (2.6)
Equity in income from minority-owned affiliates                 --           0.0            45            0.1
                                                          --------       -------      --------       --------
Income before taxes                                         11,668           3.8        (1,383)          (2.5)
Provision for income taxes                                   7,946           2.6         6,678           12.4
                                                          --------       -------      --------       --------
Net income                                                $  3,722           1.2%     $ (8,061)         (14.9)%
                                                          ========       =======      ========       ========

    The following tables set forth selected financial data for the Company and its subsidiaries on an historical basis by segment for the three months ended June 30, 1999 and 1998.

                                                           THREE MONTHS ENDED JUNE 30, 1999
                                                           --------------------------------
                                                                      (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)

                                                         TECHNOLOGY
                                                            AND         BUSINESS
                                          BIG TICKET      FINANCE        CREDIT         CORPORATE
                                           DIVISION        GROUP          GROUP          DIVISION      CONSOLIDATED
                                           --------        -----          -----          --------      ------------
Finance income from direct financing
  and sales-type leases                    $    305       $ 10,675       $  3,981        $     --        $ 14,961

Rental income from operating leases          42,741         15,730            206              --          58,677
Sales of equipment                           93,232         26,397             --              --         119,629
Gain on sale of leases                           --            894             --              --             894
Fees, commissions and remarketing
  income                                        922          5,036          1,566             187           7,711
Interest and other income                     1,358            552            762             232           2,904
                                           --------       --------       --------        --------        --------
  Total revenues                            138,558         59,284          6,515             419         204,776

Cost of operating leases                     13,314         10,191             49              --          23,554
Cost of equipment sold                       76,909         24,559             --              --         101,468
Interest expense                             24,254          6,774          1,669           3,902          36,599
Selling, general and administrative
  expenses                                    6,405         11,965          7,515           2,334          28,219
Goodwill amortization                         1,944          2,179            453              75           4,651
                                           --------       --------       --------        --------        --------
  Total expenses                            122,826         55,668          9,686           6,311         194,491

Income (loss) before taxes                 $ 15,732       $  3,616       $ (3,171)       $ (5,892)       $ 10,285
                                           ========       ========       ========        ========        ========


                                                        THREE MONTHS ENDED JUNE 30, 1998
                                                        --------------------------------
                                                                   (UNAUDITED)
                                                             (DOLLARS IN THOUSANDS)
                                                       TECHNOLOGY
                                                           AND        BUSINESS
                                          BIG TICKET     FINANCE       CREDIT      CORPORATE
                                           DIVISION       GROUP        GROUP        DIVISION    CONSOLIDATED
                                           --------       -----        -----        --------    ------------
Finance income from direct financing
   and sales-type leases                   $    --       $ 3,890       $ 1,678       $    --        $ 5,568
Rental income from operating leases          4,190         4,651            53            --          8,894
Sales of equipment                          11,918        11,589            --            --         23,507
Gain on sale of leases                          --         2,004         7,767            --          9,771
Fees, commissions and remarketing
   income                                    1,019           834           257           248          2,358
Interest and other income                    2,567           725           160           458          3,910
                                           -------       -------       -------       -------        -------
   Total revenues                           19,694        23,693         9,915           706         54,008

Cost of operating leases                     2,454         2,569            26            --          5,049
Cost of equipment sold                      11,019         6,793            --            --         17,812
Interest expense                             2,101         2,981           559           782          6,423
Selling, general and administrative
   expenses                                  1,446         3,103         1,048         1,828          7,425
Goodwill amortization                          267           968           155            22          1,412
                                           -------       -------       -------       -------        -------
   Total expenses                           17,287        16,414         1,788         2,632         38,121

Equity in income from minority-owned
   affiliates                                   45            --            --            --             45
                                           -------       -------       -------       -------        -------
Income (loss) before taxes                 $ 2,452       $ 7,279       $ 8,127       $(1,926)       $15,932
                                           =======       =======       =======       =======        =======

         The following tables set forth selected financial data for the Company and its subsidiaries on an historical basis by segment for the six months ended June 30, 1999 and 1998.

                                                              SIX MONTHS ENDED JUNE 30, 1999
                                                              ------------------------------
                                                                       (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
                                                         TECHNOLOGY
                                                            AND         BUSINESS
                                          BIG TICKET      FINANCE        CREDIT        CORPORATE
                                           DIVISION        GROUP          GROUP         DIVISION      CONSOLIDATED
                                           --------        -----          -----         --------      ------------
Finance income from direct financing
   and sales-type leases                   $    410       $ 19,586       $  6,590        $     --        $ 26,586
Rental income from operating leases          60,791         30,557            356              --          91,704
Sales of equipment                          117,733         50,451             --              --         168,184
Gain on sale of leases                           --          1,177             --              --           1,177
Fees, commissions and remarketing
   income                                       948          8,750          3,378             852          13,928
Interest and other income                     1,949          1,784          1,321             834           5,888
                                           --------       --------       --------        --------        --------
   Total revenues                           181,831        112,305         11,645           1,686         307,467

Cost of operating leases                     20,548         18,973            107              --          39,628
Cost of equipment sold                       93,164         44,868             --              --         138,032
Interest expense                             32,472         12,283          2,763           7,992          55,510
Selling, general and administrative
   expenses                                  10,289         22,901         14,347           5,851          53,388
Goodwill amortization                         3,839          4,346            904             152           9,241
                                           --------       --------       --------        --------        --------
   Total expenses                           160,312        103,371         18,121          13,995         295,799

Income (loss) before taxes                 $ 21,519       $  8,934       $ (6,476)       $(12,309)       $ 11,668
                                           ========       ========       ========        ========        ========


                                                              SIX MONTHS ENDED JUNE 30, 1998
                                                              ------------------------------
                                                                       (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
                                                         TECHNOLOGY
                                                           AND           BUSINESS
                                          BIG TICKET      FINANCE         CREDIT       CORPORATE
                                           DIVISION        GROUP          GROUP         DIVISION     CONSOLIDATED
                                           --------        -----          -----         --------     ------------
Finance income from direct financing
   and sales-type leases                   $     --       $  3,890       $  1,678       $     --        $  5,568

Rental income from operating leases           4,190          4,651             53             --           8,894
Sales of equipment                           11,918         11,589             --             --          23,507
Gain on sale of leases                           --          2,004          7,767             --           9,771
Fees, commissions and remarketing
   income                                     1,019            834            257            248           2,358
Interest and other income                     2,567            725            160            458           3,910
                                           --------       --------       --------       --------        --------
   Total revenues                            19,694         23,693          9,915            706          54,008

Cost of operating leases                      2,454          2,569             26             --           5,049
Cost of equipment sold                       11,019          6,793             --             --          17,812
Interest expense                              2,101          2,981            559            782           6,423
Selling, general and administrative
   expenses                                   1,446          3,103          1,048         19,143          24,740
Goodwill amortization                           267            968            155             22           1,412
                                           --------       --------       --------       --------        --------
   Total expenses                            17,287         16,414          1,788         19,947          55,436

Equity in income from minority-owned
   affiliates                                    45             --             --             --              45
                                           --------       --------       --------       --------        --------

Income (loss) before taxes                 $  2,452       $  7,279       $  8,127       $(19,241)       $ (1,383)
                                           ========       ========       ========       ========        ========



UNAUDITED PRO FORMA AND HISTORICAL RESULTS OF OPERATIONS

    The unaudited pro forma financial information for the three and six months ended June 30, 1998 includes the results of UniCapital Corporation combined with the Founding Companies and subsequent acquisitions as if all acquisitions had occurred at the beginning of the period presented. This unaudited pro forma financial information includes the effects of (a) the acquisition of the Founding Companies; (b) the Offering; (c) the subsequent acquisitions; (d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they agreed contractually as a condition to the acquisition; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to corporate federal and state income taxes; and (g) the incremental costs of being a public company.

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


                                                                HISTORICAL                 PRO FORMA
                                                             THREE MONTHS ENDED         THREE MONTHS ENDED
                                                               JUNE 30, 1999              JUNE 30, 1998
                                                       ---------------------------  -------------------------
                                                                               (UNAUDITED)
                                                                          (DOLLARS IN THOUSANDS)
Finance income from direct financing and sales-type       $ 14,961           7.3%     $ 12,674          10.3%
  leases
Rental income from operating leases                         58,677          28.7        15,609          12.6
Sales of equipment                                         119,629          58.4        70,720          57.3
Gain on sale of leases                                         894           0.4        11,195           9.1
Fees, commissions and remarketing income                     7,711           3.8         8,604           6.9
Interest and other income                                    2,904           1.4         4,708           3.8
                                                          --------       -------      --------       -------
         Total revenues                                    204,776         100.0       123,510         100.0
                                                          --------       -------      --------       -------

Cost of operating leases                                    23,554          11.5         9,343           7.6
Cost of equipment sold                                     101,468          49.6        60,863          49.3
Interest expense                                            36,599          17.9        10,856           8.8
Selling, general and administrative expenses                28,219          13.7        18,836          15.3
Goodwill amortization                                        4,651           2.3         4,530           3.6
                                                          --------       -------      --------       -------
         Total expenses                                    194,491          95.0       104,428          84.6
                                                          --------       -------      --------       -------

Income from operations                                      10,285           5.0        19,082          15.4
Equity in income from minority-owned affiliates                 --           0.0         1,475           1.2
                                                          --------       -------      --------       -------
Income before taxes                                         10,285           5.0        20,557          16.6
Provision for income taxes                                   5,676           2.8         9,532           7.7
                                                          --------       -------      --------       -------
Net income                                                $  4,609           2.2%     $ 11,025           8.9%
                                                          ========       =======      ========       =======

HISTORICAL RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE PRO FORMA COMBINED RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998

Finance income from direct financing and sales-type leases. Finance income from direct financing and sales-type leases for the three months ended June 30, 1999 increased by $2.3 million, or 18.1%, to $15.0 million from $12.7 million for the pro forma three months ended June 30, 1998. This increase is primarily due to an increase in the direct financing and sales-type lease portfolios of the Technology and Finance Group and Business Credit Group resulting from increased originations during the three months ending June 30, 1999 and the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates rather than sell such leases in transactions qualifying for gain-on-sale accounting treatment.

Rental income from operating leases. Rental income from operating leases for the three months ended June 30, 1999 increased by $43.1 million, or 276.3%, to $58.7 million from $15.6 million for the pro forma three months ended June 30, 1998. This increase is primarily due to a $1.4 billion increase in the Big Ticket Division's portfolio of equipment under operating lease and a $51.4 million increase in the Technology and Finance Group's portfolio of equipment under operating lease.

Sales of equipment. Sales of equipment for the three months ended June 30, 1999 increased by $48.9 million, or 69.2%, to $119.6 million from $70.7 million for the pro forma three months ended June 30, 1998. This increase is primarily due to the increase in sales of aircraft engines and portfolio management sales of aircraft by the Big Ticket Division.

Gain on sale of leases. Gain on sale of leases for the three months ended June 30, 1999 decreased by $10.3 million, or 92.0%, to $0.9 million from $11.2 million for the pro forma three months ended June 30, 1998. This decrease is due to the Company's decision to retain, for its own portfolio, a greater portion of the leases it originates rather than sell such leases in transactions qualifying for gain-on-sale accounting treatment.

Fees, commissions and remarketing income. Fees, commissions and remarketing income for the three months ended June 30, 1999 decreased by $0.9 million, or 10.5%, to $7.7 million from $8.6 million for the pro forma three months ended June 30, 1998. This decrease is primarily due to a reduction in broker fee income in the Business Credit Group resulting primarily from the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates and a reduction in commission income on municipal lease transactions in the Technology and Finance Group.

Interest and other income. Interest and other income for the three months ended June 30, 1999 decreased by $1.8 million, or 38.3%, to $2.9 million from $4.7 million for the pro forma three months ended June 30, 1998. This decrease is primarily due to the investment of proceeds from the Company's initial public offering during the period ended June 30, 1998. These proceeds were deployed prior to the period ended June 30, 1999.

Cost of operating leases. Cost of operating leases for the three months ended June 30, 1999 increased by $14.3 million, or 153.8%, to $23.6 million from $9.3 million for the pro forma three months ended June 30, 1998. This increase is primarily due to an increase of $1.4 billion in the Big Ticket Division's portfolio of equipment under operating lease and a $51.4 million increase in the Technology and Finance Group's portfolio of equipment under operating lease.

Cost of equipment sold. Cost of equipment sold for the three months ended June 30, 1999 increased by $40.6 million, or 66.7%, to $101.5 million from $60.9 million for the pro forma three months ended June 30, 1998. This increase is primarily due to increased sales of aircraft engines and portfolio mangement sales of aircraft by the Big Ticket Division.

Interest expense. Interest expense for the three months ended June 30, 1999 increased by $25.7 million, or 235.8%, to $36.6 million from $10.9 million for the pro forma three months ended June 30, 1998. This increase is primarily due to increased borrowings outstanding to finance the growth of the Company's lease and equipment portfolio, including the $1.4 billion increase in equipment under operating leases in the Big Ticket Division.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 increased by $9.4 million, or 50.0%, to $28.2 million from $18.8 million for the pro forma three months ended June 30, 1998. This increase is primarily due to growth in the volume of originations and assets under management, as well as costs that are being incurred in relation to systems implementation and integration of the Company's subsidiaries.

Equity in income from minority-owned affiliates. During 1999, the Company liquidated a significant portion of its investments in minority-owned affiliates.

The following table sets forth selected financial data for the Company and its subsidiaries on a historical and a pro forma basis and as a percentage of revenues for the periods indicated.

                                                                HISTORICAL                   PRO FORMA
                                                             SIX MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30, 1999               JUNE 30, 1998
                                                          ----------------------     -----------------------
                                                                             (UNAUDITED)
                                                                        (DOLLARS IN THOUSANDS)
Finance income from direct financing and sales-type       $ 26,586           8.6%     $ 25,186          11.9%
   leases
Rental income from operating leases                         91,704          29.8        29,220          13.8
Sales of equipment                                         168,184          54.7       120,657          57.0
Gain on sale of leases                                       1,177           0.4        15,052           7.1
Fees, commissions and remarketing income                    13,928           4.6        14,748           6.9
Interest and other income                                    5,888           1.9         6,917           3.3
                                                          --------       -------      --------       -------
         Total revenues                                    307,467         100.0       211,780         100.0
                                                          --------       -------      --------       -------

Cost of operating leases                                    39,628          12.9        17,972           8.5
Cost of equipment sold                                     138,032          44.9        91,283          43.1
Interest expense                                            55,510          18.0        20,455           9.7
Selling, general and administrative expenses                53,388          17.4        35,643          16.8
Goodwill amortization                                        9,241           3.0         9,060           4.3
                                                          --------       -------      --------       -------
         Total expenses                                    295,799          96.2       174,413          82.4
                                                          --------       -------      --------       -------

Income from operations                                      11,668           3.8        37,367          17.6
Equity in income from minority-owned affiliates                 --           0.0         3,583           1.7
                                                          --------       -------      --------       -------
Income before taxes                                         11,668           3.8        40,950          19.3
Provision for income taxes                                   7,946           2.6        19,004           9.0
                                                          --------       -------      --------       -------
Net income                                                $  3,722           1.2%     $ 21,946          10.3%
                                                          ========       =======      ========       =======


HISTORICAL RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE PRO FORMA COMBINED RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998

Finance income from direct financing and sales-type leases. Finance income from direct financing and sales-type leases for the six months ended June 30, 1999 increased by $1.4 million, or 5.6%, to $26.6 million from $25.2 million for the pro forma six months ended June 30, 1998. This increase is primarily due to an increase in the direct financing and sales-type lease portfolios of the Technology and Finance Group and Business Credit Group resulting from increased originations during the six months ending June 30, 1999 and the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates rather than to sell such leases in transactions qualifying for gain-on-sale accounting treatment.

Rental income from operating leases. Rental income from operating leases for the six months ended June 30, 1999 increased by $62.5 million, or 214.0%, to $91.7 million from $29.2 million for the pro forma six months ended June 30, 1998. This increase is primarily due to a $1.4 billion increase in the Big Ticket Division's portfolio of equipment under operating lease and a $51.4 million increase in the Technology and Finance Group's portfolio of equipment under operating lease.

Sales of equipment. Sales of equipment for the six months ended June 30, 1999 increased by $47.5 million, or 39.4%, to $168.2 million from $120.7 million for the pro forma six months ended June 30, 1998. This increase is primarily due to the increase in sales of aircraft engines and portfolio management sales of aircraft by the Big Ticket Division.

Gain on sale of leases. Gain on sale of leases for the six months ended June 30, 1999 decreased by $13.9 million, or 92.1%, to $1.2 million from $15.1 million for the pro forma six months ended June 30, 1998. This decrease is due to the Company's decision to retain, for its own portfolio, a greater portion of the leases it originates, rather than sell such leases in transactions qualifying for gain-on-sale accounting treatment.

Fees, commissions and remarketing income. Fees, commissions and remarketing income for the six months ended June 30, 1999 decreased by $0.8 million, or 5.4%, to $13.9 million from $14.7 million for the pro forma six months ended June 30, 1998. This decrease is primarily due to a reduction in broker fee income in the Business Credit Group resulting primarily from the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates and a reduction in commission income on municipal lease transactions in the Technology and Finance Group.

Interest and other income. Interest and other income for the six months ended June 30, 1999 decreased by $1.0 million, or 14.5%, to $5.9 million from $6.9 million for the pro forma six months ended June 30, 1998. This decrease is primarily due to the investment of proceeds from the Company's initial public offering during the period ended June 30, 1998. These proceeds were deployed prior to the period ended June 30, 1999.

Cost of operating leases. Cost of operating leases for the six months ended June 30, 1999 increased by $21.6 million, or 120.0%, to $39.6 million from $18.0 million for the pro forma six months ended June 30, 1998. This increase is primarily due to an increase of $1.4 billion in the Big Ticket Division's portfolio of equipment under operating lease and a $51.4 million increase in the Technology and Finance Group's portfolio of equipment under operating lease.

Cost of equipment sold. Cost of equipment sold for the six months ended June 30, 1999 increased by $46.7 million, or 51.2%, to $138.0 million from $91.3 million for the pro forma six months ended June 30, 1998. This increase is primarily due to the increased sales of aircraft engines and portfolio management sales of aircraft by the Big Ticket Division.

Interest expense. Interest expense for the six months ended June 30, 1999 increased by $35.0 million, or 170.7%, to $55.5 million from $20.5 million for the pro forma six months ended June 30, 1998. This increase is primarily due to increased borrowings outstanding to finance the growth of the Company's lease and equipment portfolio, including the $1.4 billion increase in equipment under operating leases in the Big Ticket Division.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 increased by $17.8 million, or 50.0%, to $53.4 million from $35.6 million for the pro forma six months ended June 30, 1998. This increase is primarily due to growth in the volume of originations and assets under management, as well as costs that are being incurred in relation to systems implementation and integration of the Company's subsidiaries.

Equity in income from minority-owned affiliates. During 1999, the Company liquidated a significant portion of its investments in minority-owned affiliates.

LIQUIDITY AND CAPITAL RESOURCES

    Our business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases and the purchase of equipment. We will continue to require access to significant additional capital to maintain and expand the volume of leases that we fund, as well as to fund any possible future acquisitions of lease portfolios or leasing and specialty finance companies.

    Our uses of cash include the origination of equipment leases and the purchase of equipment, payment of interest expenses, repayment of borrowings under our credit facilities, operating and administrative expenses, income taxes and capital expenditures, and may include payment of the cash portion of the earn-out arrangements with the former stockholders of certain of the acquired companies, as well as any possible future acquisitions of leasing and specialty finance companies or lease portfolios.

    We believe that funds generated from operations, borrowings from amounts available under our credit facilities, and possible future sources of financing, for which we are currently negotiating, will be sufficient to finance our current operations and planned capital expenditure requirements for the next twelve months, assuming the consummation of one or more such possible future sources of financing and the satisfactory renewal, modification or replacement of our credit facilities. If we are unable to consummate one or more such possible future sources of financing, or to renew, modify or replace our credit facilities prior to their expiration with facilities of like amount, or we are unable to implement other alternative strategies, then we may have insufficient cash to continue the current rate of growth of our business or otherwise to continue to operate our business as it is now conducted, and may be unable, in whole or in part, for example to fund new equipment leases or the purchase of equipment, fund the acquisition of lease portfolios, fund the purchase price of additional leasing or specialty finance companies or fund other working capital requirements. Accordingly, in such circumstances, we would have to make choices among the various demands upon our liquidity, and our business, financial condition and results of operations could be materially and adversely affected.

         From time-to-time we engage in discussions and conduct analyses with respect to possible acquisitions of equipment, lease portfolios and leasing and specialty finance companies, some of which may lead to and include the negotiation and execution of letters of intent. In order to consummate these transactions, we would need to issue additional equity securities, incur additional indebtedness or obtain additional sources of financing, and if we were unable to do so, our business, financial condition and results of operations could be materially and adversely affected.

Credit Facilities

    We have $1.4 billion in committed capital, through the following credit facilities:

    (i) We have a $300.0 million Corporate Revolving Credit Facility, primarily to finance acquisitions and working capital. As of June 30, 1999, we had borrowings of $259.6 million outstanding, with a weighted average interest rate of 7.59%. This facility, which was entered into in June 1998, has a three-year term.

    (ii) We have two asset-backed commercial paper facilities totaling $600.0 million, which will decrease to $400 million as of October 1, 1999, to finance small ticket and middle market leases, consisting of an Equipment Lease Receivable Purchase Facility and an Equipment Lease Receivable Financing Facility. As of June 30, 1999, $340.6 million was outstanding under the Purchase Facility and $144.8 million was outstanding under the Finance Facility, with a weighted average interest rate of 5.9%. The Purchase Facility and the Financing Facility were renewed on August 16, 1999 and expire on August 14, 2000.

    (iii) We also have a $500.0 million revolving credit facility to finance the purchase and leasing of aircraft. As of June 30, 1999 we had borrowings outstanding of $175.9 million, with a weighted average interest rate of 7.74%. This facility, which was entered into in October 1998, has a 364-day term. On March 26, 1999, we entered into an amendment to this credit facility. The credit facility permits us to borrow up to a specified percentage of the value of the collateral. The amendment increased this percentage and provides for an increase in the applicable interest rate in the event that we borrow in excess of the amount that would have been permitted prior to the amendment.

     We did not renew our $300.0 million Special Purpose Entity Large Ticket Warehouse Facility upon its expiration on June 9, 1999. Prior to its expiration, we used this facility to finance the purchase and leasing of aircraft. We believe that our $500.0 million revolving credit facility (described above) is sufficient to meet our needs for the financing of the purchase and leasing of aircraft.

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

    Infrastructure. This section consists of hardware and systems software other than Applications Software. We estimate that approximately 75 percent of the activities related to this section were completed by June 30, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. All Infrastructure activities are expected to be completed by the end of 1999.

    Applications Software. This section includes the remediation, retirement or replacement of applications software that is not Y2K compliant. We are using both internal and external resources to complete this process. As of June 30, 1999, approximately 90 percent of the applications software was remediated or replaced, and tested. The implementation of any necessary changes is scheduled to be completed by August 31, 1999. The remaining applications were remediated or replaced by June 30, 1999 and are expected to be tested by October 31, 1999 and any necessary changes are expected to be implemented by the end of 1999.

    External Agents. This section includes the process of identifying and prioritizing service providers, vendors, suppliers, customers and governmental entities that we believe will be critical to our business operations after January 1, 2000. We could be adversely affected if these critical business partners failed to provide essential services. We are sending questionnaires, conducting interviews, browsing websites and using other available means to attempt to ascertain the Y2K readiness of our critical business partners. We expect to complete this process by August 31, 1999.

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

    We estimate that the aggregate cost of our Y2K efforts will be approximately $1.3 million, of which approximately $1.1 million has been spent. The costs of remediation are being expensed as they are incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $0.5 million), substantially all of which has been capitalized, are included in the above estimates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We incur debt to fund the origination and acquisition of leases, equipment, lease portfolios and equipment leasing businesses and for general corporate purposes. The interest rates charged on the debt are generally determined based on variable measures of interest rates such as the U.S. Federal Reserve Prime rate ("Prime") or the London Interbank Offered Rate ("LIBOR"). For information regarding amounts outstanding and weighted average interest rates at June 30, 1999, see the discussion in "Liquidity and Capital Resources."

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

         The table below presents, as of June 30, 1999, the following information regarding interest rate swap agreements to which we are a party: (i) notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, (v) the commencement date for agreements for which the effective period does not begin until a subsequent date, if applicable, and (vi) the maturity of the agreement.

                                                                        EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                             AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING JUNE 30,
                                                   --------------------------------------------------------------------------------
                                 JUNE 30, 1999        2000         2001           2002         2003         2004        THEREAFTER
  INTEREST RATE SWAPS            -------------
-----------------------------
Amortizing notional amount         $  21,702,270   $19,359,076  $14,626,297   $ 9,534,979   $ 6,195,136   $ 3,727,173   $1,569,511
Rate to be paid by the Company            5.240%
Rate to be received by the         30-day CP (a)
   Company
Fair value at June 30, 1999        $     365,127
Maturity                              March 2007

Amortizing notional amount         $  44,480,556   $37,895,259  $24,876,118   $14,512,868   $ 9,110,764   $ 5,050,826   $1,839,404
Rate to be paid by the Company            5.495%
Rate to be received by the         30-day CP (a)
   Company
Fair value at June 30, 1999        $     319,171
Maturity                            January 2006

Amortizing notional amount         $  77,666,231   $67,824,839  $49,871,720   $33,579,802   $20,220,427   $10,167,080   $2,530,844
Rate to be paid by the Company            5.475%
Rate to be received by the         30-day CP (a)
   Company
Fair value at June 30, 1999        $     839,648
Maturity                              April 2009

Amortizing notional amount         $   8,381,780   $ 7,542,336    5,811,463   $ 3,967,955   $ 2,626,488     1,755,460   $  731,917
Rate to be paid by the Company            5.555%
Rate to be received by the         30-day CP (a)
   Company
Fair value at June 30, 1999        $      81,310
Maturity                              April 2006

Amortizing notional amount         $          --   $11,535,672    6,269,329   $   903,496   $        --   $        --   $       --
Rate to be paid by the Company            5.693%
Rate to be received by the         30-day CP (a)
   Company
Fair value at June 30, 1999        $    (13,853)
Commencement                           July 1999
Maturity                          September 2001

                                                                     EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                          AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING JUNE 30,
                                                 -----------------------------------------------------------------------------------
                                 JUNE 30, 1999      2000          2001          2002           2003           2004        THEREAFTER
  INTEREST RATE SWAPS            -------------
-----------------------------

Amortizing notional amount       $          --   $ 27,891,679  $ 23,160,212  $ 13,765,308  $  3,953,215  $   861,908    $         --

Rate to be paid by the Company          6.015%
Rate to be received by the       30-day CP (a)
   Company
Fair value at June 30, 1999      $    (34,237)
Commencement                       August 1999
Maturity                         November 2003

Amortizing notional amount       $          --   $         --  $  1,074,308     1,003,392  $    915,243  $   818,946    $   418,958

Rate to be paid by the Company          6.540%
Rate to be received by the       30-day CP (a)
   Company
Fair value at June 30, 1999      $     (2,546)
Commencement                      October 2000
Maturity                         February 2010

Fixed notional amount            $  75,000,000   $ 75,000,000  $ 75,000,000  $ 75,000,000  $ 75,000,000  $        --    $        --
Rate to be paid by the Company          5.125%
Rate to be received by the       3-month LIBOR
   Company
Fair value at June 30, 1999      $   2,236,067
Maturity                         November 2002

Fixed notional amount            $  80,000,000   $ 80,000,000  $         --  $         --  $         --  $        --    $        --
Rate to be paid by the Company          5.230%
Rate to be received by the       1-month LIBOR
   Company
Fair value at June 30, 1999      $     314,618
Maturity                            April 2000

Fixed notional amount            $  60,000,000   $ 60,000,000  $ 60,000,000  $ 60,000,000  $         --  $        --    $        --
Rate to be paid by the Company          5.500%
Rate to be received by the       1-month LIBOR
   Company
Fair value at June 30, 1999      $   1,377,605
Maturity                          January 2002

Fixed notional amount            $ 175,000,000   $175,000,000  $175,000,000  $175,000,000  $175,000,000  $        --    $        --
Rate to be paid by the Company          5.560%
Rate to be received by the       1-month LIBOR
   Company
Fair value at June 30, 1999      $   5,522,926
Maturity                          October 2002

Fixed notional amount            $ 345,000,000   $345,000,000  $345,000,000  $345,000,000  $345,000,000  $345,000,000   $        --
Rate to be paid by the Company          5.650%
Rate to be received by the       1-month LIBOR
   Company
Fair value at June 30, 1999      $  15,287,034
Maturity                          January 2004

Fixed notional amount            $ 230,000,000   $230,000,000  $230,000,000  $230,000,000  $230,000,000  $230,000,000   $230,000,000
Rate to be paid by the Company          5.710%
Rate to be received by the       1-month LIBOR
   Company
Fair value at June 30, 1999       $ 11,784,298
Maturity                         November 2004


------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of UniCapital was held on May 14, 1999.

(b) The individuals specified in (c) below were elected as directors at the meeting and the terms of office of each of the following individuals, as directors, continued after the meeting: Robert J. New, Theodore J. Rogenski, Stuart L. Cauff, Jonathan J. Ledecky, Vincent W. Eades, Richard C. Emery, Bruce
E. Kropschot and Anthony K. Shriver.

(c) Set forth below is the tabulation of the votes with respect to the election of Class I Directors.

DIRECTOR                        For                        Withheld
--------                        ---                        --------
Scott Brown                     42,764,169                 4,690,787
Paul Feinsilver                 40,906,746                 6,548,210
Robert F. Kopp                  45,139,691                 2,315,265
Robert W. VanHellemont          45,527,885                 1,927,071

Set forth below is the tabulation of the votes with respect to the selection of PricewaterhouseCoopers LLP, independent certified public accountants, to audit the consolidated financial statements of UniCapital for the year ending December 31, 1999.

For                          Against                    Abstain
---                          -------                    -------
45,295,389                   1,822,167                  337,400

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibits

11.01    Statement Regarding Computation of Per Share Earnings

27.01    Financial Data Schedule

(b.)     Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNICAPITAL CORPORATION (Registrant)

Date: August 16, 1999               By: /s/ JONATHAN NEW
                                    ----------------------------------
                                    Jonathan New
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)