Form 10-Q
period 1999-09-30
UNICAPITAL CORP
filed 1999-11-15
CIK 1055684

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                   TO
                                      -----------------    ------------------

                        COMMISSION FILE NUMBER 001-13973

                             UNICAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                      DELAWARE                                65-0788314
          -------------------------------                 -------------------
          (State or Other Jurisdiction of                  (I.R.S. Employer
           Incorporation or Organization)                 Identification No.)

10800 BISCAYNE BOULEVARD, SUITE 800, MIAMI, FLORIDA               33161
---------------------------------------------------            ----------
      (Address of Principal Executive Office)                  (Zip Code)

       Registrant's telephone number, including area code: (305) 899-5000


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On November 15, 1999, there were 53,325,524 shares of Common Stock outstanding.

                             UNICAPITAL CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION
     Item 1. Unaudited Consolidated Financial Statements..................      3
     Consolidated Balance Sheets..........................................      3
     Consolidated Statements of Income....................................      4
     Consolidated Statements of Stockholders' Equity......................      5
     Consolidated Statements of Cash Flows................................      6
     Notes to Unaudited Consolidated Financial Statements.................      8
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.......................     13
     Item 3. Quantitative and Qualitative Disclosures
      about Market Risk...................................................     24
PART II. OTHER INFORMATION................................................     27
     Item 1. Legal Proceedings............................................     27
     Item 6. Exhibits and Reports on Form 8-K.............................     27
Signatures................................................................     28
Statement Regarding Computation of Per Share Earnings.....................     29
Financial Data Table......................................................

                          PART I. FINANCIAL INFORMATION

               ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                  1999                 1998
                                                             -------------         ------------
                                                              (UNAUDITED)
                        ASSETS
Cash and cash equivalents ...........................          $   40,136           $    9,772
Restricted cash .....................................             150,896                   --
Accounts receivable, net ............................             107,047               41,987
Notes receivable ....................................              39,046                9,647
Net investment in finance contracts .................             750,290              373,113
Equipment under operating leases, net ...............           1,780,436              430,229
Equipment held for sale or lease ....................             223,412               79,897
Investments .........................................              20,169               29,548
Property and equipment, net .........................              15,222                8,433
Goodwill, net of accumulated amortization of
  $24,012 and $10,119, respectively .................             616,181              613,646
Deposits and other assets ...........................              48,074               73,251
                                                               ----------           ----------
     Total assets ...................................          $3,790,909           $1,669,523
                                                               ==========           ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Recourse debt .......................................          $  448,900           $  196,279
Non-recourse and limited recourse debt ..............           2,227,906              471,043
Accounts payable and accrued expenses ...............             125,001               84,967
Security and other deposits .........................              57,119               24,473
Income taxes payable ................................                  --                6,353
Deferred income taxes ...............................              72,513               66,522
Other liabilities ...................................              12,467                2,598
                                                               ----------           ----------
     Total liabilities ..............................           2,943,906              852,235
                                                               ----------           ----------
Minority interest ...................................              13,839                   --
Commitments and contingencies .......................                  --                   --
Stockholders' equity:
  Preferred stock, $.001 par value,
     20,000,000 shares Authorized, no shares
     issued and outstanding .........................                  --                   --
  Common stock, $.001 par value,
     200,000,000 shares Authorized,
     53,293,715 and 51,433,539 shares
     issued and outstanding, respectively ...........                  53                   51
  Additional paid-in capital ........................             807,907              796,960
  Stock subscription notes receivable ...............              (3,210)              (3,443)
  Accumulated other comprehensive income ............                 147                1,064
  Retained earnings .................................              28,267               22,656
                                                               ----------           ----------
     Total stockholders' equity .....................             833,164              817,288
                                                               ----------           ----------
     Total liabilities and stockholders' equity......          $3,790,909           $1,669,523
                                                               ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------       -------------------------------
                                                              1999             1998                   1999            1998
                                                           -----------      -----------            -----------     -----------
Income from finance contracts...........................      $ 19,454         $ 11,407               $ 46,040        $ 16,975
Rental income from operating leases.....................        73,783           27,624                165,487          36,518
Sales of equipment......................................        69,257           76,117                237,441          99,624
Gain on sale of finance contracts.......................         9,526            5,487                 10,703          15,258
Fees, commissions and remarketing income................         6,426            7,907                 20,354          10,265
Interest and other income...............................         8,436            1,772                 14,324           5,682
                                                           -----------      -----------            -----------     -----------
     Total revenues.....................................       186,882          130,314                494,349         184,322
                                                           -----------      -----------            -----------     -----------
Cost of operating leases................................        33,175           10,403                 72,803          15,452
Cost of equipment sold..................................        67,518           63,299                205,550          81,111
Interest expense........................................        49,504           12,335                105,014          18,758
Selling, general and administrative expenses............        26,135           15,329                 79,523          40,069
Goodwill amortization...................................         4,652            3,704                 13,893           5,115
                                                           -----------      -----------            -----------     -----------
     Total expenses.....................................       180,984          105,070                476,783         160,505
                                                           -----------      -----------            -----------     -----------
Income from operations..................................         5,898           25,244                 17,566          23,817
Equity in income from minority-owned affiliates.........            --              763                     --             808
                                                           -----------      -----------            -----------     -----------
Income before taxes.....................................         5,898           26,007                 17,566          24,625
Provision for income taxes..............................         4,009           11,439                 11,955          18,118
                                                           -----------      -----------            -----------     -----------
Net income .............................................      $  1,889         $ 14,568               $  5,611        $  6,507
                                                           ===========      ===========            ===========     ===========
Earnings per common share, basic........................         $0.04            $0.29                 $ 0.11           $0.24
Earnings per common share, diluted......................         $0.04            $0.29                 $ 0.11           $0.23
Weighted average shares outstanding, basic..............    52,812,661       50,480,166             52,439,186      27,651,839
Weighted average shares outstanding, diluted............    52,981,562       50,799,783             52,860,744      27,850,248


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          STOCK      ACCUMULATED
                                          ADDITIONAL  SUBSCRIPTION      OTHER
                                  COMMON    PAID-IN       NOTES     COMPREHENSIVE  RETAINED   COMPREHENSIVE  TREASURY
                                   STOCK    CAPITAL    RECEIVABLE      INCOME      EARNINGS      INCOME        STOCK      TOTAL
                                   -----  ----------  ------------  -------------  --------   -------------  ---------   --------
Balance at December 31, 1998....    $51    $796,960     $ (3,443)      $ 1,064      $22,656                   $  --      $817,288
Issuance of 1,850,166 shares of
   Common stock in connection
   With earnouts for companies
   Acquired in 1998.............      2      10,870           --            --           --                      --        10,872
Cancellation of 36,633 shares of
   Common stock in connection
   With indemnification claims for
   Companies acquired in 1998...     --        (311)          --            --           --                      --          (311)
Issuance of 46,643 shares of
   Common Stock in connection
   With employee stock purchase
   Plan.........................     --         252           --            --           --                      --           252
Repurchase of 150,000 shares of
   common stock.................     --          --           --            --           --                    (651)         (651)
Issuance of 150,000 shares of
 Common Stock in connection
 with earnouts for companies
 acquired in 1998...............     --         136           --            --           --                     651           787
Payments received on stock
  Subscription notes
  receivable....................     --          --          233            --           --                      --           233
Comprehensive income:
  Net income....................     --          --           --            --        5,611       $5,611         --         5,611
  Other comprehensive income:
    Change in net unrealized
      gain on securities (net of
      deferred taxes of $569)...     --          --           --          (917)          --         (917)        --          (917)
                                                                                                  ------
    Total comprehensive income..                                                                  $4,694
                                    ---    --------     --------       -------      -------       ======      -----
Balance at September 30, 1999...    $53    $807,907     $ (3,210)      $   147      $28,267                   $  --      $833,164
                                    ===    ========     ========       =======      =======                   =====      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                              ------------------    ------------------
Cash flows from operating activities:
Net income .................................................     $     5,611            $   6,507
Adjustments to reconcile net income to net cash used
  in operating activities:
    Depreciation and amortization...........................          95,495               22,439
    Deferred income tax expense.............................           5,991               10,668
    Provision for credit losses.............................           5,370                  298
    Compensation expense related to equity issuances........              --               17,308
    Gain on sale of finance contracts.......................         (10,703)             (15,258)
    Gain on sale of equipment...............................         (31,891)             (18,513)
    Gain on sale of equity interest in subsidiary...........          (5,389)                  --
    Equity in net earnings of minority-owned affiliates.....              --                 (808)
    Changes in other assets and liabilities:
         Restricted cash....................................         (84,555)                  --
         Notes and accounts receivable......................         (94,188)             (44,083)
         Deposits and other assets..........................          14,393              (21,504)
         Accounts payable and accrued expenses..............          55,455              (10,938)
         Security and other deposits........................          32,646               (1,245)
         Income taxes payable...............................          (6,353)               5,319
         Other liabilities..................................           9,869              (25,364)
                                                                 -----------            ----------
         Net cash used in operating activities..............          (8,249)             (75,174)
                                                                 -----------            ---------
Cash flows from investing activities:
Capital expenditures........................................          (8,214)              (3,844)
Proceeds from sale of finance contracts.....................         235,666              206,572
Proceeds from sale of equipment.............................         153,853               87,773
Proceeds from sale of equity interest in subsidiary.........          19,943                   --
Collection of finance contracts, net of
  finance contract income earned............................         153,199               74,382
Investment in finance contracts and
  purchases of equipment for sale or lease..................      (2,375,715)            (437,071)
Cash paid for acquisitions, net of cash acquired............              --             (393,502)
Cash paid under earnout agreements for companies
  acquired in 1998..........................................         (15,421)                  --
Decrease in investments, net................................           3,833                  885
                                                                 -----------            ---------
         Net cash used in investing activities..............      (1,832,856)            (464,805)
                                                                 -----------            ---------
Cash flows from financing activities:
Proceeds from recourse debt.................................         758,188              301,712
Repayment of recourse debt..................................        (505,567)            (320,366)
Proceeds from non-recourse and limited recourse debt........       2,163,399              194,428
Repayment of non-recourse and limited recourse debt.........        (477,792)            (112,027)
Change in restricted cash...................................         (66,341)                  --
Purchase of treasury stock..................................            (651)                  --
Proceeds received on stock subscription notes receivable....             233                   --
Proceeds from issuance of common stock......................              --              489,931
Repayment of subordinated debt..............................              --               (2,002)
                                                                 -----------            ---------
         Net cash provided by financing activities..........       1,871,469              551,676
                                                                 -----------            ---------
Increase in cash and cash equivalents.......................          30,364               11,697
Cash and cash equivalents at beginning of period............           9,772                   30
                                                                 -----------            ---------
Cash and cash equivalents at end of period..................     $    40,136            $  11,727
                                                                 ===========            =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                                ------------------       ------------------
Supplemental disclosure of cash flow information for
  Non-cash items:
Stock subscription notes receivable received as
  consideration for issuance of common stock...................        $    --                   $3,830
                                                                       =======                   ======
Notes received as partial consideration on sales of
  aircraft and aircraft engines................................        $20,357                   $   --
                                                                       =======                   ======
Debt assumed by buyers as partial consideration on sales
  of aircraft and aircraft engines.............................        $29,385                   $   --
                                                                       =======                   ======
Debt assumed in connection with acquisition of aircraft
  and aircraft engines.........................................        $89,633                   $   --
                                                                       =======                   ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND NATURE OF BUSINESS

    UniCapital Corporation, incorporated in Delaware, was founded in October 1997 to create a national operator and integrator of equipment leasing, specialty finance and related businesses serving the commercial market. UniCapital Corporation acquired twelve equipment leasing, specialty finance and related businesses (the "Founding Companies") upon consummation of an initial public offering (the "Offering") of its common stock ("Common Stock") in May 1998. Subsequent to the Offering, UniCapital Corporation acquired, through merger or purchase, five additional companies, continuing the expansion of its national operations. UniCapital Corporation, the Founding Companies and the subsequently acquired companies are referred to collectively as the "Company".

    The Company originates, acquires, sells and services equipment leases and arranges structured financing in the computer and telecommunications equipment, large ticket and structured finance, middle market and small ticket areas of the equipment leasing industry. In addition, the Company provides lease administration and processing services, which include the servicing of certain leases sold to third parties. The Company's leases and structured financing arrangements cover a broad range of equipment, including aircraft, aircraft engines and other aircraft equipment, computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes, petroleum retail equipment and vending machines.

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

    Certain reclassifications have been made to prior period amounts to conform to the current presentation.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    For a description of the Company's accounting policies, refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

NOTE 3--INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided to reduce deferred taxes to the amount expected to be realized based on available evidence. The Company's effective tax rate differs from that computed at the statutory rate principally as a result of non-deductible goodwill amortization, and compensation expense related to certain equity issuances in 1998.

NOTE 4--STOCKHOLDERS' EQUITY

    During the nine months ended September 30, 1999, the Company issued 1,850,166 shares of Common Stock to the former owners of certain companies acquired in 1998. These shares were issued in connection with earnout arrangements and have been recorded as additional purchase price in the amount of $10.9 million. During the nine months ended September 30 ,1999, the Company cancelled 36,633 shares of Common Stock in connection with indemnification and other contractual claims and this cancellation has been recorded as a reduction of purchase price in the amount of $ 0.3 million. During the nine months ended September 30, 1999, the Company repurchased 150,000 shares of Common Stock for $
0.6 million, which were reissued to the former owners of certain companies acquired in 1998, in connection with earnout arrangements and have been recorded as additional purchase price of $ .8 million.

    In 1999, the Company implemented an employee stock purchase plan. During the nine months ended September 30, 1999, the Company issued 46,643 shares of Common Stock to employees under the plan.

NOTE 5--EARNINGS PER SHARE

    Earnings per share have been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 6--SEGMENT INFORMATION

    During the three months ended June 30, 1999, the Company reassessed the economic characteristics and nature of the products, services and customers of the "Air Group" and "Aircraft Engine Group". Based upon the similarity of the nature of the products, services and customers and the economic characteristics of those subsidiaries, the Company aggregated those former reportable segments as the "Big Ticket Division", which also includes the Rail Group.

    The following tables present selected financial information for the Company's reporting segments as of and for the three months ended September 30, 1999 and 1998 (in thousands):

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                       ----------------------------------------------------------------
                                                                    TECHNOLOGY
                                                                       AND        BUSINESS
                                                        BIG TICKET   FINANCE       CREDIT     CORPORATE
                                                         DIVISION     GROUP        GROUP       DIVISION    CONSOLIDATED
                                                       ----------- -----------    --------    ---------    ------------
Income from finance contracts.......................   $      537  $   12,908     $  6,009     $     --     $   19,454
Rental income from operating leases.................       58,716      14,891          176           --         73,783
Sales of equipment..................................       34,062      35,195           --           --         69,257
Gain on sale of finance contracts...................           --       9,365          161           --          9,526
Fees, commissions and remarketing income............          293       4,955        1,023          155          6,426
Interest and other income...........................        7,143         862          431           --          8,436
                                                       ----------  ----------     --------     --------     ----------
     Total revenues.................................      100,751      78,176        7,800          155        186,882
                                                       ----------  ----------     --------     --------     ----------
Cost of operating leases............................       23,437       9,707           31           --         33,175
Cost of equipment sold..............................       34,428      33,089            1           --         67,518
Interest expense....................................       34,470       8,005        2,714        4,315         49,504
Selling, general and administrative expenses........        4,984      11,454        6,953        2,744         26,135
Goodwill amortization...............................        1,939       2,185          453           75          4,652
                                                       ----------  ----------     --------     --------     ----------
     Total expenses.................................       99,258      64,440       10,152        7,134        180,984
                                                       ----------  ----------     --------     --------     ----------
Income (loss) before taxes..........................   $    1,493  $   13,736     $ (2,352)    $ (6,979)    $    5,898
                                                       ==========  ==========     ========     ========     ==========
Net investment in finance contracts.................   $   76,204  $  489,182     $190,043     $ (5,139)    $  750,290
                                                       ==========  ==========     ========     ========     ==========
Equipment under operating Leases, net...............   $1,683,961  $   96,407     $     68     $     --     $1,780,436
                                                       ==========  ==========     ========     ========     ==========
     Total assets...................................   $2,300,212  $1,082,646     $286,028     $122,023     $3,790,909
                                                       ==========  ==========     ========     ========     ==========
     Total debt.....................................   $1,682,120  $  499,832     $171,186     $323,668     $2,676,806
                                                       ==========  ==========     ========     ========     ==========

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                       ---------------------------------------------------------------
                                                                    TECHNOLOGY
                                                                       AND        BUSINESS
                                                       BIG TICKET    FINANCE       CREDIT      CORPORATE
                                                        DIVISION      GROUP        GROUP       DIVISION   CONSOLIDATED
                                                       ----------   ---------     --------     ---------  ------------
Income from finance contracts......................     $     --     $  8,905     $  2,502     $     --    $   11,407
Rental income from operating leases................       17,540        9,909          175           --        27,624
Sales of equipment.................................       45,589       30,528           --           --        76,117
Gain on sale of finance contracts..................           --        3,050        2,437           --         5,487
Fees, commissions and remarketing income...........          686        5,422          895          904         7,907
Interest and other income..........................          321          816          303          332         1,772
                                                        --------     --------     --------     --------    ----------
     Total revenues................................       64,136       58,630        6,312        1,236       130,314
                                                        --------     --------     --------     --------    ----------
Cost of operating leases...........................        5,266        5,080           57           --        10,403
Cost of equipment sold.............................       37,701       25,598           --           --        63,299
Interest expense...................................        5,058        5,287          982        1,008        12,335
Selling, general and administrative expenses.......        1,957        9,435        2,933        1,004        15,329
Goodwill amortization..............................        1,065        2,145          415           79         3,704
                                                        --------     --------     --------     --------    ----------
     Total expenses................................       51,047       47,545        4,387        2,091       105,070
Equity in income from minority-owned affiliates....          763           --           --           --           763
                                                        --------     --------     --------     --------    ----------
Income (loss) before taxes.........................     $ 13,852     $ 11,085     $  1,925     $   (855)   $   26,007
                                                        ========     ========     ========     ========    ==========
Net investment in finance contracts................     $     --     $273,940     $ 63,968     $    885    $  338,793
                                                        ========     ========     ========     ========    ==========
Equipment under operating leases, net..............     $228,671     $ 44,861     $    385     $     --    $  273,917
                                                        ========     ========     ========     ========    ==========
     Total assets..................................     $539,639     $745,260     $149,481     $ 27,359    $1,461,739
                                                        ========     ========     ========     ========    ==========
     Total debt....................................     $131,548     $195,211     $ 23,731     $177,160    $  527,650
                                                        ========     ========     ========     ========    ==========


    The following tables present selected financial information for the Company's reporting segments for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                       ---------------------------------------------------------------
                                                                    TECHNOLOGY
                                                                       AND        BUSINESS
                                                       BIG TICKET    FINANCE       CREDIT     CORPORATE
                                                        DIVISION      GROUP        GROUP      DIVISION    CONSOLIDATED
                                                       ----------   ---------     --------    ---------   ------------
Income from finance contracts......................     $    947    $ 32,494     $ 12,599     $     --      $ 46,040
Rental income from operating leases................      119,507      45,448          532           --       165,487
Sales of equipment.................................      151,795      85,646           --           --       237,441
Gain on sale of finance contracts..................           --      10,542          161           --        10,703
Fees, commissions and remarketing income...........        1,241      13,705        4,401        1,007        20,354
Interest and other income..........................        9,092       2,646        1,752          834        14,324
                                                        --------    --------     --------     --------      --------
     Total revenues................................      282,582     190,481       19,445        1,841       494,349
                                                        --------    --------     --------     --------      --------
Cost of operating leases...........................       43,985      28,680          138           --        72,803
Cost of equipment sold.............................      127,592      77,957            1           --       205,550
Interest expense...................................       66,942      20,288        5,477       12,307       105,014
Selling, general and administrative expenses.......       15,273      34,355       21,300        8,595        79,523
Goodwill amortization..............................        5,778       6,531        1,357          227        13,893
                                                        --------    --------     --------     --------      --------
     Total expenses................................      259,570     167,811       28,273       21,129       476,783
                                                        --------    --------     --------     --------      --------
Income (loss) before taxes.........................     $ 23,012    $ 22,670     $ (8,828)    $(19,288)     $ 17,566
                                                        ========    ========     =========    =========     ========

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                       -------------------------------------------------------------
                                                                    TECHNOLOGY
                                                                       AND      BUSINESS
                                                       BIG TICKET    FINANCE     CREDIT      CORPORATE
                                                        DIVISION      GROUP       GROUP      DIVISION   CONSOLIDATED
                                                       ----------   ---------   --------     ---------  ------------
Income from finance contracts......................     $    --      $12,795     $ 4,180      $     --     $ 16,975
Rental income from operating leases................      21,730       14,560         228            --       36,518
Sales of equipment.................................      57,507       42,117          --            --       99,624
Gain on sale of finance contracts..................          --        5,054      10,204            --       15,258
Fees, commissions and remarketing income...........       1,705        6,256       1,152         1,152       10,265
Interest and other income..........................       2,888        1,541         463           790        5,682
                                                        -------      -------     -------      --------     --------
     Total revenues................................      83,830       82,323      16,227         1,942      184,322
                                                        -------      -------     -------      --------     --------
Cost of operating leases...........................       7,720        7,649          83            --       15,452
Cost of equipment sold.............................      48,720       32,391          --            --       81,111
Interest expense...................................       7,159        8,268       1,541         1,790       18,758
Selling, general and administrative expenses.......       3,403       12,538       3,981        20,147       40,069
Goodwill amortization..............................       1,332        3,113         570           100        5,115
                                                        -------      -------     -------      --------     --------
     Total expenses................................      68,334       63,959       6,175        22,037      160,505
Equity in income from minority-owned affiliates....         808           --          --            --          808
                                                        -------      -------     -------      --------     --------
Income (loss) before taxes.........................     $16,304      $18,364     $10,052      $(20,095)    $ 24,625
                                                        =======      =======     =======      ========     ========

NOTE 7--UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The unaudited pro forma financial information for the three and nine months ended September 30, 1998 includes the results of UniCapital Corporation combined with the Founding Companies and subsequent acquisitions as if all acquisitions had occurred at the beginning of the period presented. This unaudited pro forma financial information includes the effects of (a) the acquisition of the Founding Companies; (b) the Offering; (c) the subsequent acquisitions; (d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they agreed contractually as a condition to the acquisitions; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to corporate federal and state income taxes; and (g) the incremental costs of being a public company.

    The unaudited pro forma financial information may not be comparable to, and may not be indicative of, the Company's results of operations subsequent to the acquisitions of the Founding Companies and subsequent acquisitions because the Founding Companies and the subsequent acquisitions were not under common control or management and had different tax and capital structures during the periods presented.

                                                          (UNAUDITED)                   (UNAUDITED)
                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1998           SEPTEMBER 30, 1998
                                                       ------------------           ------------------
                                                         (IN THOUSANDS,               (IN THOUSANDS,
                                                       EXCEPT SHARE DATA)           EXCEPT SHARE DATA)
Total revenues.................................            $131,145                      $342,925
Income before taxes............................            $ 25,114                      $ 66,064
Net income.....................................            $ 13,850                      $ 35,796

Earnings per common share, basic...............            $   0.27                      $   0.71
Earnings per common share, diluted.............            $   0.27                      $   0.71



NOTE 8--NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after September 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of such derivatives will vary based on the intended use of the derivative. The Company plans to adopt SFAS 133 beginning in the year 2001. Adoption of SFAS 133 is not expected to have a significant impact on the Company's results of operations, cash flows or financial position.

NOTE 9--SALES OF FINANCE CONTRACTS

    The Company transfers finance contracts to third parties in the normal course of business, which are accounted for as sales of finance contracts under the provisions of SFAS 125. In these transactions, the Company records a gain on the sale of finance contracts and may additionally retain servicing interests in the residual cash flows of the underlying receivables. Under the provisions of SFAS 125, gain on sale of finance contracts is calculated as the difference between the proceeds received, net of related selling expenses, and the allocable carrying amount of the related finance contracts, determined using the fair value approach.

    During the three months ending September 30,1999, the Company transferred finance contracts with a net book value of $95.6 million to third parties in sales transactions, received proceeds of $ 105.9 million, including accounts receivable of $59.5 million and recognized a gain of $8.9 million.

    During the three months ending September 30, 1999, in connection with a securitization transaction, the Company transferred finance contracts with a net book value of $ 162.7 million and recognized a gain of $ .5 million. Under this transaction the Company received cash of $149.7 million and recorded retained interests and certificates of $12.5 million.


NOTE 10--GAIN ON SALE OF EQUITY INTEREST IN SUBSIDIARY

    Aircraft Finance Trust, which was formed on April 13, 1999, was originally owned by UniCapital AFT-I, Inc. (51% equity interest) and UniCapital AFT-II, Inc. (49% equity interest) each of which is a wholly-owned subsidiary of the UniCapital Corporation. During the third quarter, UniCapital AFT-I, Inc. sold a 30.0% equity interest in Aircraft Finance Trust to two financial services companies for proceeds of $19.9 million and recognized a gain of $5.4 million.

    On September 30, 1999, the Company entered into an agreement with a United States corporation to sell up to an additional 21% of its equity interest in Aircraft Finance Trust.

    At September 30, 1999, and for the three and nine months then ended, the Company accounted for Aircraft Finance Trust as a consolidated subsidiary.

NOTE 11--RESTRICTED CASH

    At September 30, 1999, the Company reported $150.9 million of restricted cash of which $66.4 million relates to reserve accounts established in September 1999 under securitization and other credit facilities.

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

    UniCapital was founded in October 1997 as a Delaware corporation. We commenced operations in May 1998 in conjunction with the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses. In June, July and August 1998, we completed the acquisition of five additional equipment leasing, specialty finance and related businesses. We intend to integrate the businesses, operations and administrative functions of the businesses that we acquired over a period of time. Integration may present opportunities to reduce costs through the elimination of duplicate functions, as contemplated by our expense-reduction program, and through economies of scale, and may necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration, employee relocation and severance and facilities expansion. These various costs and possible cost-savings make comparison of future operating results with historical operating results difficult.

     On October 25, 1999 we announced our intention to implement, in the fourth quarter, Phase I of an expense-reduction program. We expect that Phase I of the expense-reduction program will result in $4.5 million to $5.0 million of annualized savings in 2000, before any one-time charges. We are currently planning Phase II of our expense-reduction program. The program involves the elimination of duplicative expenses and non-core activities as well as other possible expense reductions. There can be no assurance that these expense reductions will result in an increase in the Company's pre-tax income. In addition, unforeseen delays and expenses may affect our ability to implement our expense reduction program in a timely manner or to realize savings therefrom in 2000 and thereafter.

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

    We intend to retain on-balance-sheet leases that we transfer to our commercial paper credit facility, as well as leases to be transferred in connection with future securitizations, rather than account for such transactions through gain-on-sale accounting. We intend to continue our core business practice of selling certain leases to third parties on a whole-loan basis. These sales are typically non-recourse, and we generally maintain no retained interest in those leases. In addition, to the extent we repurchase or otherwise transfer out of our commercial paper credit facility leases that we originally accounted for under gain on sale accounting, we intend to account for any leases substituted therefor on a gain on sale basis.

    On October 29, 1999 we announced our intention to develop a program that would expedite our ability to turnover assets and thereby seek to improve our liquidity and long-term profitability. Unforeseen delays and expenses and possible unfavorable market conditions for certain of our assets, such as the current unfavorable market condition for the sale of aircraft engines, may affect our ability to develop or implement such a program or to improve our liquidity and long-term profitability therefrom.

    During the quarter ended September 30, 1999, we experienced a decline in our aircraft engine sales. We believe that there are two primary drivers of the current unfavorable market conditions for the sale of certain engine types: (1) the Asian and South American long haul markets have not yet reached full economic recovery and (2) many older model 747 aircraft that use this engine type will not be Stage 3 noise abatement compliant after December 31, 1999. Those engine types can be rendered compliant through conversion processes.

    On September 30, 1999, the Company sold 30% of its equity interest in Aircraft Finance Trust. As of this date, we have also entered into an agreement to sell up to an additional 21% of our equity interest. On October 29, 1999, the Company sold 5% of its equity interest in Aircraft Finance Trust pursuant to this agreement. As a result of these sales, we will present, in our future consolidated results of operations, 35% of Aircraft Finance Trust's results represented by outside interests as equity in minority interest, which will reduce net income. Upon any sale or sales by the Company aggregating over 50% of its equity interest in Aircraft Finance Trust, the officer of the Company that presently serves as one of the three controlling trustees of Aircraft Finance Trust may resign and a replacement trustee would be appointed by a majority of the holders of the equity interests in Aircraft Finance Trust. Additionally, any sale or sales aggregating over 50% of our equity interest in Aircraft Finance Trust may result in deconsolidation.

    We expect to fund the majority of the leases that we originate through credit facilities. We may also sell leases to third parties or refinance them through a securitization program or other structured finance products. On September 9, 1999, we completed a $365.7 million term securitization transaction. Should we be unable to sell or securitize leases going forward with satisfactory fixed rates within a reasonable period of time after funding, our operating margins could be adversely affected by any increase in interest rates to the extent that we have not effectively hedged our interest rate exposure on variable rate debt. Moreover, increases in interest rates which cause us to raise the implicit interest rate charged to our customers could decrease demand for our lease and other financial products.

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

HISTORICAL RESULTS OF OPERATIONS

    Historical results of operations for the three and nine months ended September 30, 1998 principally reflect combined results for the period from the Company's commencement of operations in May 1998, in addition to certain organizational costs and compensation charges incurred prior to May 1998. As a result, historical results of operations for the three and nine months ended September 30, 1999 and 1998 are not comparable.

    The following tables set forth selected financial data for the Company on an historical basis and as a percentage of revenues for the periods indicated.

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------------------
                                                               1999                    1998
                                                        -----------------       ------------------
                                                                        (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
Income from finance contracts.......................    $ 19,454    10.4%       $ 11,407      8.8%
Rental income from operating leases.................      73,783    39.5          27,624     21.2
Sales of equipment..................................      69,257    37.1          76,117     58.4
Gain on sale of finance contracts...................       9,526     5.1           5,487      4.2
Fees, commissions and remarketing income............       6,426     3.4           7,907      6.1
Interest and other income...........................       8,436     4.5           1,772      1.3
                                                        --------   -----        --------    -----
    Total revenues..................................     186,882   100.0         130,314    100.0
                                                        --------   -----        --------    -----
Cost of operating leases............................      33,175    17.8          10,403      8.0
Cost of equipment sold..............................      67,518    36.1          63,299     48.6
Interest expense....................................      49,504    26.5          12,335      9.5
Selling, general and administrative expenses........      26,135    14.0          15,329     11.8
Goodwill amortization...............................       4,652     2.5           3,704      2.8
                                                        --------   -----        --------    -----
    Total expenses..................................     180,984    96.9         105,070     80.7
                                                        --------   -----        --------    -----
Income from operations..............................       5,898     3.1          25,244     19.3
Equity in income from minority-owned affiliates.....          --     0.0             763      0.6
                                                        --------   -----        --------    -----
Income before taxes.................................       5,898     3.1          26,007     19.9
Provision for income taxes..........................       4,009     2.1          11,439      8.8
                                                        --------   -----        --------    -----
Net income..........................................    $  1,889     1.0%       $ 14,568     11.1%
                                                        ========   ======       ========    =====


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------------
                                                                1999                    1998
                                                         -----------------       -----------------
                                                                        (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
Income from finance contracts.......................     $  46,040     9.3%      $16,975      9.2%
Rental income from operating leases.................       165,487    33.5        36,518     19.8
Sales of equipment..................................       237,441    48.0        99,624     54.0
Gain on sale of finance contracts...................        10,703     2.2        15,258      8.3
Fees, commissions and remarketing income............        20,354     4.1        10,265      5.6
Interest and other income...........................        14,324     2.9         5,682      3.1
                                                         ---------   -----       -------    -----
     Total revenues.................................       494,349   100.0       184,322    100.0
                                                         ---------   -----       -------    -----
Cost of operating leases............................        72,803    14.7        15,452      8.4
Cost of equipment sold..............................       205,550    41.6        81,111     44.0
Interest expense....................................       105,014    21.2        18,758     10.2
Selling, general and administrative expenses........        79,523    16.1        40,069     21.7
Goodwill amortization...............................        13,893     2.8         5,115      2.8
                                                         ---------   -----       -------    -----
     Total expenses.................................       476,783    96.4       160,505     87.1
                                                         ---------   -----       -------    -----
Income from operations..............................        17,566     3.6        23,817     12.9
Equity in income from minority-owned affiliates.....            --     0.0           808      0.4
                                                         ---------   -----       -------    -----
Income before taxes.................................        17,566     3.6        24,625     13.3
Provision for income taxes..........................        11,955     2.4        18,118      9.8
                                                         ---------   -----       -------    -----
Net income..........................................     $   5,611     1.2%      $ 6,507      3.5%
                                                         =========   =====       =======    =====

    The following tables set forth selected financial data for the Company on an historical basis by segment for the three months ended September 30, 1999 and 1998.

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                       --------------------------------------------------------------
                                                                    TECHNOLOGY
                                                                       AND       BUSINESS
                                                       BIG TICKET    FINANCE      CREDIT     CORPORATE
                                                        DIVISION      GROUP        GROUP     DIVISION    CONSOLIDATED
                                                       ----------   ---------    --------    ---------   ------------
                                                                                (UNAUDITED)
                                                                           (DOLLARS IN THOUSANDS)
Income from finance contracts.....................     $    537      $12,908      $ 6,009     $    --      $ 19,454
Rental income from operating leases...............       58,716       14,891          176          --        73,783
Sales of equipment................................       34,062       35,195           --          --        69,257
Gain on sale of finance contracts.................           --        9,365          161          --         9,526
Fees, commissions and remarketing income..........          293        4,955        1,023         155         6,426
Interest and other income.........................        7,143          862          431          --         8,436
                                                       --------      -------      -------     -------      --------
     Total revenues...............................      100,751       78,176        7,800         155       186,882
                                                       --------      -------      -------     -------      --------
Cost of operating leases..........................       23,437        9,707           31          --        33,175
Cost of equipment sold............................       34,428       33,089            1          --        67,518
Interest expense..................................       34,470        8,005        2,714       4,315        49,504
Selling, general and administrative expenses......        4,984       11,454        6,953       2,744        26,135
Goodwill amortization.............................        1,939        2,185          453          75         4,652
                                                       --------      -------      -------     -------      --------
     Total expenses...............................       99,258       64,440       10,152       7,134       180,984
                                                       --------      -------      -------     -------      --------
Income (loss) before taxes........................     $  1,493      $13,736      $(2,352)    $(6,979)     $  5,898
                                                       ========      =======      ========    ========     ========


                                                                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                       --------------------------------------------------------------
                                                                    TECHNOLOGY
                                                                       AND       BUSINESS
                                                       BIG TICKET    FINANCE      CREDIT     CORPORATE
                                                        DIVISION      GROUP        GROUP     DIVISION    CONSOLIDATED
                                                       ----------   ---------    --------    ---------   ------------
                                                                                (UNAUDITED)
                                                                           (DOLLARS IN THOUSANDS)
Income from finance contracts.....................       $    --      $ 8,905      $2,502       $   --     $ 11,407
Rental income from operating leases...............        17,540        9,909         175           --       27,624
Sales of equipment................................        45,589       30,528          --           --       76,117
Gain on sale of finance contracts.................            --        3,050       2,437           --        5,487
Fees, commissions and remarketing income..........           686        5,422         895          904        7,907
Interest and other income.........................           321          816         303          332        1,772
                                                         -------      -------      ------       ------     --------
    Total revenues................................        64,136       58,630       6,312        1,236      130,314
                                                         -------      -------      ------       ------     --------
Cost of operating leases..........................         5,266        5,080          57           --       10,403
Cost of equipment sold............................        37,701       25,598          --           --       63,299
Interest expense..................................         5,058        5,287         982        1,008       12,335
Selling, general and administrative expenses......         1,957        9,435       2,933        1,004       15,329
Goodwill amortization.............................         1,065        2,145         415           79        3,704
                                                         -------      -------      ------       ------     --------
    Total expenses................................        51,047       47,545       4,387        2,091      105,070
Equity in income from minority-owned affiliates...           763           --          --           --          763
                                                         -------      -------      ------       ------     --------
Income (loss) before taxes........................       $13,852      $11,085      $1,925       $ (855)    $ 26,007
                                                         =======      =======      ======       ======     ========

    The following tables set forth selected financial data for the Company on an historical basis by segment for the nine months ended September 30, 1999 and 1998.

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                       --------------------------------------------------------------
                                                                    TECHNOLOGY
                                                                       AND       BUSINESS
                                                       BIG TICKET    FINANCE      CREDIT     CORPORATE
                                                        DIVISION      GROUP        GROUP     DIVISION    CONSOLIDATED
                                                       ----------   ---------    --------    ---------   ------------
                                                                                (UNAUDITED)
                                                                           (DOLLARS IN THOUSANDS)
Income from finance contracts.....................      $    947    $ 32,494      $12,599     $     --      $ 46,040
Rental income from operating leases...............       119,507      45,448          532           --       165,487
Sales of equipment................................       151,795      85,646           --           --       237,441
Gain on sale of finance contracts.................            --      10,542          161           --        10,703
Fees, commissions and remarketing income..........         1,241      13,705        4,401        1,007        20,354
Interest and other income.........................         9,092       2,646        1,752          834        14,324
                                                        --------    --------      -------     --------      --------
    Total revenues................................       282,582     190,481       19,445        1,841       494,349
                                                        --------    --------      -------     --------      --------
Cost of operating leases..........................        43,985      28,680          138           --        72,803
Cost of equipment sold............................       127,592      77,957            1           --       205,550
Interest expense..................................        66,942      20,288        5,477       12,307       105,014
Selling, general and administrative expenses......        15,273      34,355       21,300        8,595        79,523
Goodwill amortization.............................         5,778       6,531        1,357          227        13,893
                                                        --------    --------      -------     --------      --------
    Total expenses................................       259,570     167,811       28,273       21,129       476,783
                                                        --------    --------      -------     --------      --------
Income (loss) before taxes........................      $ 23,012    $ 22,670      $(8,828)    $(19,288)     $ 17,566
                                                        ========    ========      =======     ========      ========


                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                       --------------------------------------------------------------
                                                                    TECHNOLOGY
                                                                       AND       BUSINESS
                                                       BIG TICKET    FINANCE      CREDIT     CORPORATE
                                                        DIVISION      GROUP        GROUP     DIVISION    CONSOLIDATED
                                                       ----------   ---------    --------    ---------   ------------
                                                                                (UNAUDITED)
                                                                           (DOLLARS IN THOUSANDS)
Income from finance contracts.....................       $    --     $12,795      $ 4,180     $     --     $ 16,975
Rental income from operating leases...............        21,730      14,560          228           --       36,518
Sales of equipment................................        57,507      42,117           --           --       99,624
Gain on sale of finance contracts.................            --       5,054       10,204           --       15,258
Fees, commissions and remarketing income..........         1,705       6,256        1,152        1,152       10,265
Interest and other income.........................         2,888       1,541          463          790        5,682
                                                         -------     -------      -------     --------     --------
     Total revenues...............................        83,830      82,323       16,227        1,942      184,322
                                                         -------     -------      -------     --------     --------
Cost of operating leases..........................         7,720       7,649           83           --       15,452
Cost of equipment sold............................        48,720      32,391           --           --       81,111
Interest expense..................................         7,159       8,268        1,541        1,790       18,758
Selling, general and administrative expenses......         3,403      12,538        3,981       20,147       40,069
Goodwill amortization.............................         1,332       3,113          570          100        5,115
                                                         -------     -------       ------     --------     --------
     Total expenses...............................        68,334      63,959        6,175       22,037      160,505
Equity in income from minority-owned affiliates...           808          --           --           --          808
                                                         -------     -------      -------     --------     --------
Income (loss) before taxes........................       $16,304     $18,364      $10,052     $(20,095)    $ 24,625
                                                         =======     =======      =======     ========     ========

UNAUDITED PRO FORMA AND HISTORICAL RESULTS OF OPERATIONS

    The unaudited pro forma financial information for the three and nine months ended September 30, 1998 includes the results of the Company as if all acquisitions had occurred at the beginning of the period presented. This unaudited pro forma financial information includes the effects of (a) the acquisition of the Founding Companies; (b) the Offering; (c) the subsequent acquisitions; (d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they agreed contractually as a condition to the acquisitions; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to corporate federal and state income taxes; and (g) the incremental costs of being a public company.

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

                                                         HISTORICAL                 PRO FORMA
                                                        THREE MONTHS              THREE MONTHS
                                                            ENDED                     ENDED
                                                     SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                     ------------------        ------------------
                                                                      (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
Income from finance contracts.....................   $ 19,454      10.4%       $ 11,407       8.7%
Rental income from operating leases...............     73,783      39.5          27,644      21.1
Sales of equipment................................     69,257      37.1          76,117      58.0
Gain on sale of finance contracts.................      9,526       5.1           5,824       4.5
Fees, commissions and remarketing income..........      6,426       3.4           8,324       6.3
Interest and other income.........................      8,436       4.5           1,829       1.4
                                                     --------     -----        --------     -----
     Total revenues...............................    186,882     100.0         131,145     100.0
                                                     --------     -----        --------     -----
Cost of operating leases..........................     33,175      17.8          10,403       7.9
Cost of equipment sold............................     67,518      36.1          63,299      48.3
Interest expense..................................     49,504      26.5          12,416       9.5
Selling, general and administrative expenses......     26,135      14.0          16,145      12.3
Goodwill amortization.............................      4,652       2.5           4,531       3.5
                                                     --------     -----        --------     -----
     Total expenses...............................    180,984      96.9         106,794      81.5
                                                     --------     -----        --------     -----
Income from operations............................      5,898       3.1          24,351      18.5
Equity in income from minority-owned Affiliates...         --       0.0             763        .6
                                                     --------     -----        --------     -----
Income before taxes...............................      5,898       3.1          25,114      19.1
Provision for income taxes........................      4,009       2.1          11,264       8.6
                                                     --------     -----        --------     -----
Net income........................................   $  1,889       1.0%       $ 13,850      10.5%
                                                     ========     =====        ========     =====


HISTORICAL RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE PRO FORMA COMBINED RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    Income from finance contracts. Income from finance contracts for the three months ended September 30, 1999 increased by $8.1 million, or 70.5%, to $19.5 million from $11.4 million for the pro forma three months ended September 30, 1998. This increase is primarily due to an increase in the direct financing and sales-type lease portfolios of the Technology and Finance Group and Business Credit Group attributable to increased retained originations during 1999 resulting from the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates rather than sell such leases in transactions qualifying for gain-on-sale accounting treatment.

    Rental income from operating leases. Rental income from operating leases for the three months ended September 30, 1999 increased by $46.2 million, or 166.9%, to $73.8 million from $27.6 million for the pro forma three months ended September 30, 1998. This increase is primarily due to a $1.5 billion increase in the Big Ticket Division's portfolio of equipment under operating lease and a $51.5 million increase in the Technology and Finance Group's portfolio of equipment under operating lease.

    Sales of equipment. Sales of equipment for the three months ended September 30, 1999 decreased by $6.8 million, or 9.0%, to $69.3 million from $76.1 million for the pro forma three months ended September 30, 1998. This decrease is primarily due to the decrease in sales of aircraft engines. The Company expects the current unfavorable market conditions for the sale of aircraft engines to continue into the fourth quarter.

    Gain on sale of finance contracts. Gain on sale of finance contracts for the three months ended September 30, 1999 increased by $3.7 million, or 63.6%, to $9.5 million from $5.8 million for the pro forma three months ended September 30, 1998. This increase is primarily attributable to an increased volume of leases sold in connection with two third party sales transactions.

    Fees, commissions and remarketing income. Fees, commissions and remarketing income for the three months ended September 30, 1999 decreased by $1.9 million, or 22.8%, to $6.4 million from $8.3 million for the pro forma three months ended September 30, 1998. This decrease is primarily due to a decrease in broker fee income in the Business Credit Group resulting primarily from the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates and a decrease in the remarketing income in the Technology and Finance Group due to a significant remarketing transaction that occurred in the third quarter of 1998.

    Interest and other income. Interest and other income for the three months ended September 30, 1999 increased by $6.6 million, or 361.2%, to $8.4 million from $1.8 million for the pro forma three months ended September 30, 1998. This increase is primarily due to a $5.4 million gain recognized on the sale of 30.0% of the Company's equity interest in Aircraft Finance Trust.

    Cost of operating leases. Cost of operating leases for the three months ended September 30, 1999 increased by $22.8 million, or 218.9%, to $33.2 million from $10.4 million for the pro forma three months ended September 30, 1998. This increase is primarily due to the increase in depreciation resulting from the addition of $1.5 billion of equipment to the Big Ticket Division's portfolio of equipment under operating lease and from the addition of $51.5 million of equipment to the Technology and Finance Group's portfolio of equipment under operating lease.

    Cost of equipment sold. Cost of equipment sold for the three months ended September 30, 1999 increased by $4.2 million, or 6.7%, to $67.5 million from $63.3 million for the pro forma three months ended September 30, 1998. This increase is primarily due to increased sales and lower margins in one of the companies in the Technology and Finance Group and increased costs and lower margins related to portfolio management sales of Stage 2 and other older aircraft in the Big Ticket Division.

    Interest expense. Interest expense for the three months ended September 30, 1999 increased by $37.1 million, or 298.7%, to $49.5 million from $12.4 million for the pro forma three months ended September 30, 1998. This increase is primarily due to increased borrowings outstanding to finance the growth of the Company's lease and equipment portfolio, including the $1.5 billion increase in equipment under operating lease in the Big Ticket Division.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $10.0 million, or 61.9%, to $26.1 million from $16.1 million for the pro forma three months ended September 30, 1998. This increase is primarily due to costs associated with the growth in the volume of our lease originations and assets under management, as well as costs that are being incurred in relation to systems implementation and integration of the Company's subsidiaries.

    Equity in income from minority-owned affiliates. During 1999, the Company liquidated its investments in minority-owned affiliates.

    The following table sets forth selected financial data for the Company and its subsidiaries on a historical and a pro forma basis and as a percentage of revenues for the periods indicated.

                                                              HISTORICAL               PRO FORMA
                                                              NINE MONTHS              NINE MONTHS
                                                                 ENDED                   ENDED
                                                           SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                           ------------------      ------------------
                                                                          (UNAUDITED)
                                                                     (DOLLARS IN THOUSANDS)
Income from finance contracts.........................    $ 46,040       9.3%      $ 36,593      10.7%
Rental income from operating leases...................     165,487      33.5         56,864      16.6
Sales of equipment....................................     237,441      48.0        196,774      57.4
Gain on sale of finance contracts.....................      10,703       2.2         20,876       6.1
Fees, commissions and remarketing income..............      20,354       4.1         23,072       6.7
Interest and other income.............................      14,324       2.9          8,746       2.5
                                                          --------     -----       --------     -----
     Total revenues...................................     494,349     100.0        342,925     100.0
                                                          --------     -----       --------     -----
Cost of operating leases..............................      72,803      14.7         28,375       8.3
Cost of equipment sold................................     205,550      41.6        154,582      45.1
Interest expense......................................     105,014      21.2         32,871       9.6
Selling, general and administrative expenses..........      79,523      16.1         51,788      15.1
Goodwill amortization.................................      13,893       2.8         13,591       3.9
                                                          --------     -----       --------     -----
     Total expenses...................................     476,783      96.4        281,207      82.0
                                                          --------     -----       --------     -----
Income from operations................................      17,566       3.6         61,718      18.0
Equity in income from minority-owned ffiliates........          --       0.0          4,346       1.3
                                                          --------     -----       --------     -----
Income before taxes...................................      17,566       3.6         66,064      19.3
Provision for income taxes............................      11,955       2.4         30,268       8.8
                                                          --------     -----       --------     -----
Net income............................................    $  5,611       1.2%      $ 35,796      10.5%
                                                          ========     =====       ========     =====

HISTORICAL RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE PRO FORMA COMBINED RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

    Income from finance contracts. Income from finance contracts for the nine months ended September 30, 1999 increased by $9.4 million, or 25.8%, to $46.0 million from $36.6 million for the pro forma nine months ended September 30, 1998. This increase is primarily due to an increase in the direct financing and sales- type lease portfolios of the Technology and Finance Group and Business Credit Group attributable to increased retained originations during the nine months ending September 30, 1999 resulting from the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates rather than to sell such leases in transactions qualifying for gain-on-sale accounting treatment.

    Rental income from operating leases. Rental income from operating leases for the nine months ended September 30, 1999 increased by $108.6 million, or 191.0%, to $165.5 million from $56.9 million for the pro forma nine months ended September 30, 1998. This increase is primarily due to a $1.5 billion increase in the Big Ticket Division's portfolio of equipment under operating lease and a $51.5 million increase in the Technology and Finance Group's portfolio of equipment under operating lease.

    Sales of equipment. Sales of equipment for the nine months ended September 30, 1999 increased by $40.6 million, or 20.7%, to $237.4 million from $196.8 million for the pro forma nine months ended September 30, 1998. This increase is primarily due to an increase in sales of aircraft engines in the first and second quarters, partially offset by a decrease in sales of aircraft engines in the third quarter, and portfolio management sales of aircraft by the Big Ticket Division.

    Gain on sale of finance contracts. Gain on sale of finance contracts for the nine months ended September 30, 1999 decreased by $10.2 million, or 48.7%, to $10.7 million from $20.9 million for the pro forma nine months ended September 30, 1998. This decrease is due to the Company's decision to retain, for its own portfolio, a greater portion of the leases it originates, rather than sell such leases in transactions qualifying for gain-on-sale accounting treatment.

    Fees, commissions and remarketing income. Fees, commissions and remarketing income for the nine months ended September 30, 1999 decreased by $2.7 million, or 11.8%, to $20.4 million from $23.1 million for the pro forma nine months ended September 30, 1998. This decrease is primarily due to a $1.9 million decrease in broker fee income in the Business Credit Group resulting primarily from the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates and a $ .8 million reduction in commission income on municipal lease transactions in the Technology and Finance Group.

    Interest and other income. Interest and other income for the nine months ended September 30, 1999 increased by $5.6 million, or 63.8%, to $14.3 million from $8.7 million for the pro forma nine months ended September 30, 1998. This increase is primarily due to a $5.4 million gain from the sale of 30.0% of the Company's equity interest in Aircraft Finance Trust.

    Cost of operating leases. Cost of operating leases for the nine months ended September 30, 1999 increased by $44.4 million, or 156.8%, to $72.8 million from $28.4 million for the pro forma nine months ended September 30, 1998. This increase is primarily due to the increase in depreciation resulting from the addition of $1.5 billion of equipment to the Big Ticket Division's portfolio of equipment under operating lease and from the addition of $51.5 million of equipment to the Technology and Finance Group's portfolio of equipment under operating lease.

    Cost of equipment sold. Cost of equipment sold for the nine months ended September 30, 1999 increased by $51.0 million, or 33.0%, to $205.6 million from $154.6 million for the pro forma nine months ended September 30, 1998. This increase is primarily due to the increased sales of aircraft engines in the first and second quarters and increased costs and lower margins related to portfolio management sales of Stage 2 and other older aircraft in the Big Ticket Division as well as increased costs and lower margins in one of the companies in the Technology and Finance Group.

    Interest expense. Interest expense for the nine months ended September 30, 1999 increased by $72.1 million, or 219.5%, to $105.0 million from $32.9 million for the pro forma nine months ended September 30, 1998. This increase is primarily due to increased borrowings outstanding to finance the growth of the Company's lease and equipment portfolio, including the $1.5 billion increase in equipment under operating lease in the Big Ticket Division.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $27.7 million, or 53.6%, to $79.5 million from $51.8 million for the pro forma nine months ended September 30, 1998. This increase is primarily due to costs associated with the growth in the volume of our lease originations and assets under management, as well as costs that are being incurred in relation to systems implementation and integration of the Company's subsidiaries.

    Equity in income from minority-owned affiliates. During 1999, the Company liquidated its investments in minority-owned affiliates.

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

    Our uses of cash include the origination of equipment leases and the purchase of equipment, payment of interest expenses, repayment of borrowings under our credit facilities, operating and administrative expenses, income taxes and capital expenditures, and may include payment of the cash portion of the earn-out arrangements with the former stockholders of certain of the acquired companies, as well as any possible future acquisitions of lease portfolios or leasing and specialty finance companies.

    We believe that borrowings from amounts available under our credit facilities, funds generated from future operations, and possible future sources of financing, for which we are currently negotiating, will be sufficient to finance our current operations and planned capital expenditure requirements for the next twelve months, assuming the consummation of one or more such possible future sources of financing and the satisfactory renewal, modification or replacement of our credit facilities. If we are unable to consummate one or more such possible future sources of financing, or to renew, modify or replace our credit facilities prior to their expiration with facilities of like amount, or if we are unable to implement other alternative strategies, then we may have insufficient cash to continue the current rate of growth of our business or otherwise to continue to operate our business as it is now conducted, and may be unable, in whole or in part, to fund new equipment leases or the purchase of equipment, fund the acquisition of lease portfolios, fund the purchase price of additional leasing or specialty finance companies or fund other working capital requirements. Accordingly, in such circumstances, we would have to make choices among the various demands upon our liquidity, and our business, financial condition and results of operations could be materially and adversely affected.

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

CREDIT FACILITIES

    We have $1.5 billion in committed credit, through the following facilities:

    (i) We have a $300.0 million Corporate Revolving Credit Facility, primarily to finance acquisitions and working capital. As of September 30, 1999, we had borrowings of $274.0 million outstanding, with a weighted average interest rate of 8.03%. This facility, which was entered into in June 1998, has a three-year term. We are currently negotiating with our lenders to modify certain provisions of the Corporate Revolving Credit Facility, including financial covenants which are required to be amended as a result of our decision to retain a greater portion of the leases that we originate or acquire for our portfolio rather than sell such leases in transactions qualifying for gain-on-sale accounting treatment. As of September 30, 1999, we were in violation of two of our financial covenants. Our lenders have agreed to waive, during the period we are negotiating with them, any violation of these financial covenants. We anticipate that these financial covenants will be modified on or before November 30, 1999.

    (ii) We have two asset-backed commercial paper facilities totaling $600.0 million, which decreased to $400.0 million as of October 1, 1999, to finance small ticket and middle market leases, consisting of an Equipment Lease Receivable Purchase Facility and an Equipment Lease Receivable Financing Facility. As of September 30, 1999, $156.4 million was outstanding under the Purchase Facility and $165.5 million was outstanding under the Finance Facility, with a weighted average interest rate of 6.15%. The Purchase Facility and the Financing Facility were renewed on August 16, 1999 and expire on August 14, 2000.

    (iii) We also have a $600.0 million revolving credit facility to finance the purchase and leasing of aircraft, which was increased from $500.0 million on August 16, 1999. As of September 30, 1999 we had borrowings outstanding of $311.1 million, with a weighted average interest rate of 8.63%. This facility, which was entered into in October 1998, has a 364-day term. The facility has been temporarily extended while renewal terms are being negotiated. We expect this facility to be renewed for up to a 3 year term on or before November 30, 1999. The credit facility permits us to borrow up to a specified percentage of the value of the collateral. On March 26, 1999, we amended this credit facility. The amendment increased this percentage and provides for an increase in the applicable interest rate in the event that we borrow in excess of the amount that would have been permitted prior to the amendment.

    On April 30, 1999 we entered into a loan arrangement in the amount of $40.5 million, to fund the purchase of the equity interest in the portfolio of 36 commercial aircraft that we acquired from GE Capital Aviation Services on May 5, 1999 and for general corporate purposes. The loan has an interest rate of LIBOR plus 400 basis points, and had an original term of 6 months. The loan has been temporarily extended while terms of a formal extension are negotiated with the lender. We expect the loan to be extended for a period of up to one year on or before November 30, 1999. The loan is secured by a security interest in the aircraft and engine assets held by the special purpose entities which are the borrowers under the loan arrangement.

    On November 3, 1999 we announced a $50.0 million increase in our existing $75.0 million discretionary, revolving facility for the funding of eligible leases. This facility is available to most of the originating units in our Technology and Finance Group as well as one of the originating units in our Business Credit Group.

SECURITIZATION TRANSACTION

    On September 9, 1999, we completed our first securitization transaction involving the issuance of $365.7 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group.

    In connection with this transaction, four tranches of Class A Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating company. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by Ambac Assurance Corp. In addition, Class B and Class C Notes, rated BBB and BB respectively by Duff & Phelps Credit Rating Company and Fitch IBCA, were retained by the Company. We subsequently financed the Class B Notes pursuant to short term facilities.

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

    Infrastructure. This section consists of hardware and systems software other than Applications Software. We estimate that approximately 85 percent of the activities related to this section were completed by September 30, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. All Infrastructure activities are expected to be completed by the end of 1999.

    Applications Software. This section includes the remediation, retirement or replacement of applications software that is not Y2K compliant. We are using both internal and external resources to complete this process. As of September 30, 1999, substantially all of the applications software was remediated or replaced, and tested. The remaining applications are expected to be remediated or replaced and tested by November 30, 1999 and any necessary changes are expected to be implemented by the end of 1999.

    External Agents. This section includes the process of identifying and prioritizing service providers, vendors, suppliers, customers and governmental entities that we believe will be critical to our business operations after January 1, 2000. We could be adversely affected if these critical business partners failed to provide essential services. We have sent questionnaires, and are conducting interviews, browsing websites and using other available means to attempt to ascertain the Y2K readiness of our critical business partners. This process is substantially complete.

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

    We estimate that the aggregate cost of our Y2K compliance efforts will be approximately $1.3 million, of which approximately $1.2 million has been spent. The costs of remediation are being expensed as they are incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $0.5 million), substantially all of which has been capitalized, are included in the above estimates.

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

    Our Big Ticket Division has Y2K risks associated with the ownership of aircraft and aircraft engines. If lessees fail to ensure that the equipment is Y2K compliant, the lessees could lose revenue which could result in their inability to meet the financial obligations of the leases. Aircraft and air traffic control systems noncompliance may result in an inability to place aircraft in revenue producing service. Compliance failures on the part of the Federal Aviation Administration could result in a virtual grounding of all commercial aircraft. To mitigate these risks, the Big Ticket Division has taken preventive measures which include: surveying all operators of aircraft and aircraft engines in the portfolio as to compliance, verifying with aircraft manufacturers as to compliance of certain aircraft types in the portfolio that are currently off lease as well as securing Year 2000 insurance endorsement coverage for all aircraft and aircraft engines in the portfolio.

FLUCTUATIONS IN QUARTERLY RESULTS

    We could experience fluctuations in quarterly operating results due to a number of factors including, among others, the consummation of a transaction in a particular calendar quarter (or the failure to complete such a transaction), variations in the volume of leases originated and variations in interest rates. In addition, certain of our operating subsidiaries may from time to time experience relatively large transactions for one or a few customers or relatively large sales of equipment and/or lease portfolios, which may not recur or may not be followed by correspondingly large transactions in subsequent periods. Moreover, to the extent that we retain for our own portfolio a greater portion of the leases that we acquire or originate and the equipment that we acquire, we will not generate revenue from gain on sale for the retained leases or revenue from sales of the retained equipment. As a result of these fluctuations, results for any one quarter, including historical results, should not be relied upon as being indicative of performance in future quarters.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from possible future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in interest rates; changes in asset values; inflation or deflation; changes in markets for financial products, including securitized assets; changes in political, social and economic conditions and local regulations; changes in, or failure to comply with, government regulations; demographic changes; changes in the mix of sources of revenues; competition; changes in business strategy or development plans; availability of capital sufficient to meet the Company's need for capital or on terms or at times acceptable to the Company; and availability of qualified personnel. Factors that could cause or contribute to such differences include those discussed under the heading "Factors that May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Unforeseen delays and expenses may affect our ability to develop or implement our expense-reduction program. Unforeseen delays and expenses as well as possible unfavorable market conditions for certain of our assets, such as the current unfavorable market condition for the sale of aircraft engines, may affect our ability to develop or implement our asset turnover program. The Company assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    We incur debt to fund the origination and acquisition of leases, equipment, lease portfolios and equipment leasing businesses and for general corporate purposes. The interest rates charged on the debt are generally determined based on variable measures of interest rates such as the U.S. Federal Reserve Prime rate ("Prime") or the London Interbank Offered Rate ("LIBOR"). For information regarding amounts outstanding and weighted average interest rates at September 30, 1999, see the discussion in "Liquidity and Capital Resources."

    We continually monitor interest rates in order to mitigate exposure to unfavorable variations. Our objectives in managing this risk include:

    o achieving certain ratios of fixed-rate debt to variable-rate debt; and

    o achieving certain levels of our aggregate cost of funds.

    As a result, from time to time we utilize interest rate swaps. We do not hedge all interest rate risks. Interest rate swaps synthetically alter the repricing characteristics of recorded assets and liabilities, effectively allowing us to reduce our exposure to unfavorable variations in Prime or LIBOR. There are risks associated with the use of these instruments, including:

    o the possible inability of the counterparties to meet the terms of their contracts; and

    o market movements in values and interest rates.

    We do not enter into interest rate swap agreements for trading purposes.

    The table below presents, as of September 30, 1999, the following information regarding interest rate swap agreements to which we are a party: (i) notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, (v) the commencement date for agreements for which the effective period does not begin until a subsequent date, if applicable, and (vi) the maturity of the agreement.

                                                                      EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                      AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING SEPTEMBER 30, (B)
                         SEPTEMBER 30, 1999      2000           2001            2002           2003            2004     THEREAFTER
                         ------------------  ------------  -------------  -------------  --------------  -------------  ----------
INTEREST RATE
  SWAPS
----------------------
Amortizing notional
  Amount............     $     41,581,278    $35,236,934    $21,751,395     $12,912,210    $ 7,950,669     $ 4,317,006  $1,914,803
Rate to be paid by the
  Company...........                5.495%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
 September 30,  1999     $        436,320
Maturity............         January 2006
Amortizing notional
  Amount............     $      8,038,519    $ 7,187,937    $ 5,362,205     $ 3,537,635    $ 2,407,989     $ 1,552,437  $  850,747
Rate to be paid by the
  Company...........                5.555%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
 September 30,  1999     $        111,349
Maturity............           April 2006
Amortizing notional
  Amount............     $     13,010,709    $10,853,286    $ 4,230,859
Rate to be paid by the
  Company...........                5.693%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
September 30,  1999.     $         14,020
Maturity............       September 2001
Amortizing notional
  Amount............     $     28,955,401    $27,093,793    $21,691,494     $10,434,629    $ 2,789,043
Rate to be paid by the
  Company...........                6.015%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
 September 30,  1999     $         (6,688)
Maturity............        November 2003
Amortizing notional
  Amount............     $     77,900,577    $67,319,630    $46,233,825     $30,432,883    $21,602,950     $15,052,094  $10,274,289
Rate to be paid by the
  Company...........                6.195%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
 September 30,  1999     $        (63,019)
Maturity............          August 2006
Amortizing notional
  Amount............     $     23,594,555    $20,516,400    $13,212,991     $ 6,617,956    $ 2,304,415
Rate to be paid by the
  Company...........                6.115%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
 September 30,  1999     $        (54,390)
Maturity............         October 2003

                                                                       EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                       AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING SEPTEMBER 30, (B)
                         SEPTEMBER 30, 1999      2000          2001           2002            2003           2004       THEREAFTER
                         ------------------  ------------  ------------   -------------  --------------  -------------  ---------
Amortizing notional
  Amount............    $             --     $ 22,809,392  $ 17,296,106  $ 15,909,483  $   8,729,280
Rate to be paid by the
  Company...........               6.245%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
 September 30,  1999    $        (36,522)
Commencement........       November 1999
Maturity............           June 2004
Fixed notional
  Amount............    $     75,000,000     $ 75,000,000  $ 75,000,000  $ 75,000,000
Rate to be paid by the
  Company...........               5.125%
Rate to be received by
  The Company.......       3-month LIBOR
Fair value at
 September 30,  1999    $      2,407,100
Maturity............       November 2002
Amortizing notional
  Amount............    $             --     $         --  $  1,064,441  $    982,048  $     891,942  $    793,548     $   685,947
Rate to be paid by the
  Company...........               6.540%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
 September 30,  1999    $          4,240
Commencement........        October 2000
Maturity............        January 2010
Amortizing notional
  Amount............    $             --     $  2,357,500  $  2,121,750  $  1,875,750  $   1,629,750  $  1,383,750     $1,137,750
Rate to be paid by the
  Company...........               6.510%
Rate to be received by
  The Company.......           30-day CP (a)
Fair value at
 September 30,  1999    $         (9,953)
Commencement........       November 1999
Maturity............        October 2009
Fixed notional
  Amount............    $     80,000,000     $ 80,000,000
Rate to be paid by the
  Company...........               5.230%
Rate to be received by
  The Company.......       1-month LIBOR
Fair value at
 September 30,  1999    $        260,505
Maturity............          April 2000
Fixed notional
  Amount............    $     60,000,000     $ 60,000,000  $ 60,000,000  $ 60,000,000
Rate to be paid by the
  Company...........               5.500%
Rate to be received by
  The Company.......       1-month LIBOR
Fair value at
 September 30,  1999    $        850,291
Maturity............        January 2002
Fixed notional
  Amount............    $    175,000,000     $175,000,000  $175,000,000  $175,000,000  $ 175,000,000
Rate to be paid by the
  Company...........               5.560%
Rate to be received by
  The Company.......       1-month LIBOR
Fair value at
 September 30,  1999    $      3,439,543
Maturity............        October 2002
Fixed notional
  Amount............    $    345,000,000     $345,000,000  $345,000,000  $345,000,000  $ 345,000,000  $345,000,000
Rate to be paid by the
  Company...........               5.650%
Rate to be received by
  The Company.......       1-month LIBOR
Fair value at
 September 30,  1999    $      9,829,655
Maturity............        January 2004
Fixed notional
  Amount............    $    230,000,000     $230,000,000  $230,000,000  $230,000,000  $ 230,000,000  $230,000,000  $ 230,000,000
Rate to be paid by the
  Company...........               5.710%
Rate to be received by
  The Company.......       1-month LIBOR
Fair value at
 September 30,  1999    $      7,735,636
Maturity............       November 2004

----------
(a) The rate to be received by the Company is based on a 30-day commercial paper rate published by the U.S. Federal Reserve (H15 report).

(b) The amortizing notional amount is based on contractual agreements with the counter-party.

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

    (a.)Exhibits

    11.01 Statement Regarding Computation of Per Share Earnings

    27.01 Financial Data Schedule

    (b.) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNICAPITAL CORPORATION
                                 (Registrant)

Date: November 15, 1999

                                 By:       /s/ JONATHAN NEW
                                    -----------------------------------------
                                 Jonathan New
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)