Form 10-K
period 1999-12-31
UNICAPITAL CORP
filed 2000-03-30
CIK 1055684

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 2000, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the New York Stock Exchange on such date, as reported in The Wall Street Journal, was $138,717,861 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on March 24, 2000 was 56,371,045.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of UniCapital Corporation to be used in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     Certain statements contained in this Annual Report on Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "expect," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from possible future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in interest rates; changes in asset values; inflation or deflation; changes in markets for financial products, including securitized assets; changes in political, social and economic conditions and local regulations; changes in, or failure to comply with, government regulations; demographic changes; changes in the mix of sources of revenues; competition; changes in business strategy or development plans; availability of capital sufficient to meet the Company's need for capital or on terms or at times acceptable to the Company; availability of qualified personnel; and various other factors referenced in this Form 10-K. The Company assumes no obligation to update any forward-looking statements contained in this Form 10-K to reflect actual results or changes in the factors affecting such forward-looking statements.

     Forward-looking statements contained in this Form 10-K address, among other things: (a) expectations regarding the availability and cost of capital; (b) the ability of the Company to effect securitizations at any time or from time to time; (c) the availability of trained management personnel at the operating subsidiary level; (d) expectations regarding the Company's integration of acquired businesses; (e) the availability of resources to carry out the Company's business strategy; (f) expectations regarding the market for aircraft engines; (g) expectations regarding the Company's intention to retain a greater portion of the leases that it originates or acquires for its own portfolio; (h) expectations regarding the Company's ability to turn over aircraft and aircraft engine assets and thereby improve its liquidity and long-term profitability; (i) expectations regarding the implementation of the Company's expense reduction program and the realization of savings therefrom in 2000 and thereafter; and (j) expectations regarding the Company's acquisition strategy. See "Factors that May Affect Future Operating Results" beginning on page 9 for a more detailed discussion of these and other factors which could cause actual results to differ materially from those expressed or implied by any forward-looking statements.

OVERVIEW

     UniCapital was founded in October 1997 as a Delaware corporation. We commenced operations in May 1998 in conjunction with the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses. In June, July and August 1998, we completed the acquisition of five additional equipment leasing, specialty finance and related businesses. We engage in asset-based financing in strategically diverse sectors of the equipment leasing industry. We originate, acquire, sell and service equipment leases and arrange structured financings in the big ticket, computer and telecommunications equipment, middle market and small ticket areas of the equipment leasing and specialty finance industry. We also provide lease administration and processing services for many of the leases that we originate. Our leases and structured financing arrangements cover a broad range of equipment, including aircraft and aircraft engines, computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes and petroleum retail equipment and vending machines. We generally fund the acquisition or origination of leases through warehouse credit facilities or through recourse or non-recourse financing, and we either retain the leases for our own account or sell them to third parties. We use the term "leases" to refer to leases and finance contracts.

     For the year ending December 31, 1999, we had three reportable operating segments, which are based primarily on the nature of the products and services provided by each segment. These operating segments are:

     - Big Ticket Division;

     - Technology and Finance Group; and

     - Business Credit Group.

     We also have a Corporate Division, which consists of our corporate operations and our lease administration and servicing operations. For information about each segment's revenues, expenses and income, see Note 17 to our consolidated financial statements for the year ended December 31, 1999, included elsewhere in this Form 10-K.

     BIG TICKET DIVISION. Big ticket leases, which are customized financing transactions, are typically for equipment with a purchase price in excess of $5.0 million, such as aircraft, aircraft engines and other transportation equipment. Our Big Ticket Division includes the UniCapital Air Group and the UniCapital Aircraft Engine Group. The UniCapital Rail Group, which made an insignificant contribution to the Company's results of operations in 1999, was discontinued in December of 1999.

     UniCapital Air Group provides customized lease financing for commercial passenger and cargo jet aircraft and offers brokerage, advisory and remarketing services to domestic and foreign commercial airlines, aircraft lessors and institutional investors. As a fully integrated commercial jet aircraft operating lessor, UAG is an active participant in the global market for commercial aircraft trading -- purchasing and trading commercial aircraft as a principal or broker for aircraft that are on-lease or off-lease. Specializing in 6- to 12-year-old commercial jet aircraft, UniCapital Air Group's financing professionals have more than 50 years of combined experience and have completed nearly $5.0 billion in financing transactions.

     UniCapital Aircraft Engine Group purchases, sells and leases commercial aircraft engines, manages the engine refurbishment process and provides a broad range of other engine management services to airlines, financial institutions and other lessors. Engine sales and leasing represent the largest part of the business activity and have historically accounted for the majority of the Engine Group's revenues. Engine sales are typically made to those aircraft operators and lessors with engines in need of repair when those aircraft operators and lessors do not have the necessary technical expertise to manage the repair process properly, cannot make such repairs economically, or cannot afford to wait until the repairs are made. UniCapital

Aircraft Engine Group's management team has more than 45 years of combined experience in the aircraft engine business.

     TECHNOLOGY AND FINANCE GROUP. Our Technology and Finance Group includes middle market leasing and computer and telecommunications equipment leasing. Middle market leases generally include those leases for equipment with a purchase price ranging from $250,000 to $5.0 million. We provide lease and secured financing for a variety of equipment, including computer, communication and electronic equipment, printing presses and other manufacturing equipment, to businesses throughout the United States and Canada. Our computer and telecommunications leasing operations provide lease financing, and other value-added services, such as installation and configuration, for computer and telecommunications equipment, including leasing for mainframe, mid-range and personal computers, workstations, servers, telephone systems, switches, networks, peripherals and related high-technology equipment to Fortune 1000 companies and other large and middle market companies, throughout the United States and Canada.

     Our Technology and Finance Group also arranges structured financing primarily for community-based mental health/mental retardation facilities and correctional facilities. Our subsidiary, UniCapital Securities Corp., formerly known as Municipal Capital Markets Group, Inc., is a registered broker-dealer and places the bonds and leases that it arranges primarily with institutional investors.

     BUSINESS CREDIT GROUP. Our Business Credit Group provides small ticket lease financing, which generally includes those leases for equipment with a purchase price of less than $250,000. We provide lease financing for a variety of equipment, including heavy machinery, computer systems and related office technology equipment, petroleum retail equipment, including car washes, fuel dispensers and convenience store operating equipment, and vending equipment, to lessees in a variety of businesses throughout the United States.

     Our Business Credit Group also provides online equipment financing and financial planning services for small and mid-sized businesses through our business-to-business Website known as LeaseAdvisor.com.

INDUSTRY OVERVIEW

     The equipment leasing and specialty finance industry in the United States has grown consistently during the last decade and includes a wide range of entities that provide funding for the purchase or use of equipment. The equipment leasing industry in the United States is a significant factor in financing capital expenditures of businesses. According to estimates of the Equipment Leasing Association (the "ELA"), from 1998 to 1999, equipment placed on lease grew by approximately $36 billion from $184 billion to an estimated $220 billion. The 1999 investment in equipment placed on lease represents an increase of approximately 20% from comparable 1998 data. The ELA estimates that 31% of all U.S. businesses currently use leasing or financing to acquire capital assets.

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

1999 ACQUISITIONS

     In 1999, we acquired the following significant lease portfolios:

     On May 5, 1999, the Company acquired, through its wholly-owned subsidiary UniCapital Air Group, Inc., the equity interest in a portfolio of 36 commercial aircraft, with an appraised fair value of approximately $1.32 billion, from GE Capital Aviation Services, Inc., a division of General Electric Capital Corporation. The acquisition closed simultaneously with a securitization, entitled Aircraft Finance Trust, which provided non-recourse financing at a weighted average interest rate of 6.69%. On September 30, 1999, the Company sold 30% of its equity interest in Aircraft Finance Trust. As of September 30, 1999, we entered into an agreement to sell up to an additional 21% of our equity interest in Aircraft Finance Trust. On October 29, 1999, December 14, 1999, December 15, 1999 and December 30, 1999, the Company sold 5%, 2.5%, 2.5% and 9.9% respectively, of its interest in Aircraft Finance Trust pursuant to this agreement.

     On December 21, 1999, the Company acquired, through its wholly-owned subsidiary UniCapital Air Group, Inc., eleven Boeing 757-200ER commercial aircraft from Lufttransport Unternehman (LTU International Airways) and leased back eight of the aircraft to LTU for varying lease terms. UniCapital simultaneously sold the three remaining aircraft to an unrelated commercial aircraft lessor.

     We did not acquire any equipment leasing companies in 1999, and we do not expect that acquisitions of equipment leasing companies will contribute to our growth in 2000.

OTHER 1999 DEVELOPMENTS

     On April 26, 1999, the Company announced that it will generally retain on-balance sheet leases transferred to our commercial paper credit facility, as well as leases to be transferred in connection with possible future securitizations. We expect to recognize income over the term of these leases as finance income, as these transfers will not be structured to meet the criteria to be accounted for as sales. In general, the leases transferred into our commercial paper facility, and those expected to be transferred in connection with future securitizations, are generated by our Technology and Finance Group and our Business Credit Group.

     On September 9, 1999, the Company completed its first securitization transaction involving the issuance of $365.8 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by

Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by Ambac Assurance Corp. The Class B Notes, rated BBB, and Class C Notes, rated BB, by Duff & Phelps Credit Rating Co. and Fitch IBCA, were retained by the Company. We financed the Class B Notes pursuant to short-term facilities.

     During 1999, the Company renewed its Purchase Facility, Financing Facility and Aircraft Facility and obtained additional sources of funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Facilities."

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

CREDIT POLICIES AND PROCEDURES

     We employ underwriting policies and procedures that are intended to manage delinquency risk and credit losses. We have a chief credit policy officer and a corporate credit committee that have established overall corporate credit policies and individual guidelines tailored to each type of credit transaction or financing program that we provide. These guidelines include varying credit risk acceptance requirements based upon factors such as the type of asset, the creditworthiness of the lessee and the anticipated return on the transaction. The chief credit policy officer periodically conducts field credit reviews at each field originating unit, which include reviews of samples of the credit decisions made by credit officers in the field to ensure compliance with corporate credit guidelines. During the field credit reviews, as well as periodically during the year, we assess the collectibility of our lease portfolio. The chief credit policy officer and senior credit and risk managers at our Miami headquarters office also make credit decisions for transactions which fall outside of the credit guidelines or are in excess of delegated field credit approval authorities.

     The credit approval process generally includes a review of financial statements, an assessment of the proposed transaction's compliance with general credit risk acceptance guidelines, and a credit agency report. Depending upon the size and nature of the proposed transaction and the lessee's business, trade and credit references will be checked and the personal credit records of the principals of the prospective business customer will be reviewed. We use a credit scoring model for approving, screening or declining credits on small ticket leases. Proposed transactions which are not within the delegated credit authority or established credit parameters must be reviewed by the chief credit policy officer, his delegates or the corporate credit committee. For small ticket leases under $75,000, our goal is to make rapid credit decisions, based upon an automated credit scoring, screening and approval system. For middle market leases, our goal is to maintain credit policies and procedures that enable us to make credit decisions within 48 hours from receipt of the financing application and associated information.

     During 1999, we announced our intention to retain on balance sheet a greater portion of the leases that we originate, rather than transfer such leases in transactions that meet the criteria to be accounted for as a sale. As a result of this change in our business strategy, we are also retaining the credit risk associated with the retained leases resulting from potential lessee defaults. We expect that the majority of the financing that we obtain to fund these leases will be non-recourse or limited recourse. In a non-recourse financing, our lenders assume a significant portion of the underlying credit risk associated with lessee defaults in connection with the contractual lease payments. However, we retain credit risk to the extent that we remain the owner of the underlying equipment subject to the lease, and retain a residual position in that equipment. Such equipment is generally pledged as collateral to our lenders and in the event of a default in a non-recourse financing, our lenders may proceed to foreclose upon the collateral, and if liquidation thereof is insufficient to cover such lender's indebtedness, we would lose our residual investment.

     We rely on the credit policies and procedures discussed above to assist us in our credit risk management activities. Our allowance for credit losses is established and maintained at a balance that reflects our estimate of credit losses related to specifically identified exposures as well as probable exposures inherent in the remainder of our portfolio. We record periodic provisions to the allowance to maintain the allowance at the level that best reflects our estimate of such losses. We utilize historical loss trends, current trends in lease delinquencies and charge-offs, lease administration efforts and resolutions as well as management reports including watch lists and past due reports to assess the overall quality of our portfolio and to determine the periodic adequacy of our allowance for credit losses. We believe that our policies and procedures discussed above are adequate to allow us to manage and maintain our asset quality in accordance with our criteria and to estimate losses inherent in our portfolio. We believe that these policies and procedures also provide us with timely information of any changes in our actual experience as compared to our estimates. Our actual loss experience has not differed significantly from our estimates. Any future provisions for credit losses will be dependent upon our estimates of losses that may arise in future periods.

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

SALES AND MARKETING

     We employ approximately 273 sales representatives to originate leases. Sales and marketing efforts are primarily conducted in the field on a one-on-one basis with established accounts, through equipment manufacturers, brokers and vendors and also through advertising, participation in trade associations and telesales. Most of the salespersons are compensated on a commission basis or through other incentive-based compensation programs.

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

EMPLOYEES

     As of December 31, 1999, we had 753 full-time employees, including approximately 273 who were engaged in sales and marketing and 58 who were engaged in credit and collection. We believe that our relationships with all of our employees are good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers.

NAME                            AGE                   POSITION WITH THE COMPANY
----                            ---    --------------------------------------------------------
Robert J. New                   35     Chairman and Chief Executive Officer
Stuart L. Cauff                 53     President and a Director
Edward A. Jaeckel               60     Chief Operating Officer and Chief Credit Policy Officer
Bruce E. Kropschot              59     Vice Chairman -- Mergers & Acquisitions
Martin Kalb                     56     Executive Vice President and General Counsel
Steven E. Hirsch                45     Executive Vice President -- Big Ticket Division
John L. Guadagno, Jr.           52     Executive Vice President
Jonathan New                    39     Chief Financial Officer

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

     STUART L. CAUFF has served as President of the Company since March 1999, as Chairman of UniCapital Air Group since December 1998, as Chief Executive Officer of the Big Ticket Division since May 1998 and as a Director of the Company since July 1998. Mr. Cauff served as President of Cauff Lippman Aviation, Inc. from 1981 until May 1998.

     EDWARD A. JAECKEL has served as Chief Operating Officer since March 2000 and as Chief Credit Policy Officer since May 1998. Mr. Jaeckel served as Interim Chief Operating Officer from July 1999 to March 2000 and as Executive Vice President from February 1999 until

March 2000. From March 1998 to May 1998, Mr. Jaeckel served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Chief Credit Policy Officer of UniCapital. From 1991 until March 1998, Mr. Jaeckel served as Vice President and Chief Credit Officer for Bank of New York Leasing Corporation, the fourth largest bank-owned leasing company in the United States, where he was responsible for developing, implementing and supervising credit policies and procedures.

     BRUCE E. KROPSCHOT has served as Vice Chairman -- Mergers & Acquisitions since May 1998 and as President of the Business Credit Group since May 1999. From November 1997 to May 1998, Mr. Kropschot served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Vice Chairman -- Mergers & Acquisitions. From 1987 through December 1997, he was founder and President of Kropschot Financial Services, a merger and acquisition advisor to equipment leasing companies, which has arranged for the sale of over 100 equipment leasing and specialty finance businesses. From 1980 to 1986, Mr. Kropschot served as President and Vice Chairman of Master Lease Corporation, which is now known as DeLage Landen Finance, Inc.

     MARTIN KALB has served as Executive Vice President and General Counsel since May 1998. From October 1997 to May 1998, Mr. Kalb served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Executive Vice President and General Counsel of UniCapital. From 1987 until November 1997, he was a senior partner in the Miami, Florida office of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A., where his practice focused upon mergers and acquisitions, income taxation and estate planning.

     STEVEN E. HIRSCH served as Executive Vice President -- Structured Finance from May 1998 to December 1999. Mr. Hirsch currently serves as Executive Vice President of the Big Ticket Division. From January 1998 to May 1998, Mr. Hirsch served as a consultant to UniCapital providing services consistent with the duties and responsibilities of Executive Vice President -- Structured Finance of UniCapital. From 1987 until January 1998, Mr. Hirsch was associated with Morgan Stanley & Co. Incorporated, most recently as the Head of the Leasing Products Group. From 1984 until 1987 Mr. Hirsch served as Senior Vice President of Matrix Leasing International, Inc., an equipment leasing brokerage and packaging concern and a wholly-owned subsidiary of First Bank Systems.

     JOHN L. GUADAGNO, JR. has served as Executive Vice President since August 1999. From January 1995 until July 1999, he served as President and Chief Executive Officer of Phoenixcor, Inc., a subsidiary of Sumitomo Corporation of America. From January 1992 to October 1994, he served as Executive Vice President and Chief Operating Officer of MetLife Investment Management Corporation. Mr. Guadagno is a certified public accountant.

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

     Many of these factors are beyond our control, and our operating strategies may not be successful. Moreover, we may be unable to, in whole or in part, generate adequate cash flow or obtain sufficient financing or capital to fund our operations and to support our internal growth.

     In addition, our operating strategy permits much of the decision making for each operating subsidiary to be made by management at the operating subsidiary. If we do not implement proper overall business controls, this decentralized operating strategy could result in inconsistent operating and financial practices at the operating subsidiaries, which could materially and adversely affect our overall profitability, and ultimately our business, financial condition and results of operations.

     WE MIGHT NOT COMPLETE ADDITIONAL SECURITIZATION TRANSACTIONS. We intend to finance a significant portion of the equipment leases that we acquire and originate through the issuance of securities backed by such leases in securitization transactions or through other structured finance products. In a securitization transaction, we would pledge a pool of leases to one or more wholly-owned, special purpose subsidiaries. The special purpose subsidiary, either directly or through a trust, issues beneficial interests in the leases in the form of senior and subordinated securities and sells such securities through public offerings and private placement transactions.

     We intend to utilize securitizations for refinancing of amounts outstanding under our warehouse loan facilities. To date, we have completed two securitization transactions. To the extent that any future securitization transaction in which we engage is treated as a financing transaction for accounting purposes, the consummation of the securitization would not generate revenues. Factors that will affect our ability to complete securitization transactions include:

     - conditions in the securities markets generally;

     - conditions in the asset-backed securities markets;

     - the credit quality and performance of our lease portfolio;

     - whether our leases comply with the eligibility requirements established in connection with the securitization transaction;

     - whether we can obtain third-party credit enhancement; and

     - the absence of any material downgrading or withdrawal of ratings given to securities previously issued in the Company's securitization transactions.

     Any substantial reduction in the availability of the securitization market for our leases or any adverse change in the terms of such securitizations could have a material adverse effect on our business, financial condition and results of operations.

     WE MIGHT NOT BE ABLE TO CONTINUE TO INCREASE OUR VOLUME OF RECEIVABLES. A component of our internal growth strategy is to retain for our own portfolio a greater portion of the leases that we acquire or originate. Our ability to sustain continued growth is dependent upon our capacity to attract, evaluate, finance and service increasing volumes of leases of suitable yield and credit quality. If we do not market our products effectively, maintain our portfolio quality, service our leases effectively or obtain institutional financing in satisfactory amounts and at acceptable rates, we will not be able to increase our volume of leases, which would have a material adverse effect on our business, financial condition and results of operations.

     WE WILL NEED ADDITIONAL CAPITAL. We expect to fund the majority of the leases that we originate or acquire through credit facilities. The credit facilities that we use to finance leases and leased equipment included in our Senior Credit Facilities, as well as certain of our other loan facilities, have 364-day to 3-year terms, some of which expire in August of 2000. We will need to renew or replace these loan facilities. In addition, to the extent that we retain for our own portfolio a greater portion of the leases that we acquire or originate, we may require additional sources of financing. We may require additional capital to fund our operations, which may not be available, or may not be available on terms or in amounts that are acceptable to us. If we cannot renew or replace any of our loan facilities or obtain additional capital when we need it, our business, financial condition and results of operations will be materially and adversely affected.

     OUR CREDIT FACILITIES LIMIT OUR ABILITY TO TAKE CERTAIN ACTIONS. Our Senior Credit Facilities:

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

     If an event of default occurs under any of the Senior Credit Facilities, our lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we could not repay these amounts, our lenders could proceed against the collateral.

     WE ARE SUBJECT TO INTEREST RATE RISKS. Our profitability is determined in part by the difference between our cost of funds and the yield we obtain on the leases that we originate or acquire. These leases generally are non-cancelable and require payments to be made by the lessee for specified terms at fixed rates based on interest rates prevailing in the market at the time the lease is approved. Until we either sell or securitize the leases, we fund these leases under warehouse or other loan facilities or from working capital. If interest rates increase on our variable rate debt, and we cannot sell or securitize the leases that we are holding, our operating margins could be adversely affected. In addition, if interest rates increase and we increase the interest rate we charge to our customers, demand for our leases could decline. To mitigate these risks, we hedge certain risks of interest rate increases. We do not hedge all interest rate risks. Hedging activities limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of the debt. In addition, hedging does not protect us from all interest rate-related risks.

     WE ARE DEPENDENT ON THE CREDITWORTHINESS OF LESSEES. We acquire and originate equipment leases with a wide range of purchase prices, many of which involve small and mid-size commercial businesses located throughout the United States and Canada, or large cyclical businesses such as airlines with operations in different regions around the world. Small business leases and leases with highly cyclical businesses generally entail a greater risk of non-performance and higher delinquencies and losses than leases entered into with larger, more creditworthy lessees or lessees in less cyclical businesses. If our lessees do not comply with the terms of the leases, those leases cannot serve as collateral under our warehouse facilities and in any securitizations that we undertake, which may have a material adverse effect on our liquidity. Additionally, if we experience delinquencies and defaults in excess of the levels we estimate when determining allowances for credit losses, in addition to the adverse effects on our profitability, we might not be able to obtain financing or complete any additional securitization transactions, which could have a material adverse effect on our business, financial condition and results of operations.

     RISKS ASSOCIATED WITH ACQUISITION STRATEGY. We intend to continue to make selective acquisitions of possibly lease portfolios, equipment leasing, specialty finance and related businesses. This strategy requires that we review and potentially reorganize acquired business operations, corporate infrastructure and systems and financial controls. This strategy may not be successful because, among other things:

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

     RISK OF ECONOMIC DOWNTURN. An economic downturn could result in a decline in the demand for some of the types of equipment which we finance, which could lead to a decline in originations of leases. Such a downturn could also adversely affect the Company's ability to obtain capital to fund lease originations or to complete any additional securitizations. In addition, such a downturn could result in an increase in delinquencies and defaults by lessees, which could have an adverse effect on our profitability and our ability to sell or securitize leases. Moreover, an economic downturn, either generally or within a specific industry, could have a material adverse effect on the value of the equipment underlying the leases, which could in turn affect our ability to realize our residual interest in such equipment. These results could have a material adverse effect on our business, financial condition and results of operations.

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

     OUR BUSINESS-TO-BUSINESS E-COMMERCE INITIATIVES MAY NOT BE SUCCESSFUL. We intend to expand our lease origination capabilities by providing equipment financing and financial planning services online as part of our business-to-business e-commerce initiatives. These initiatives, as well as the equipment financing and financial planning services we offer online, are still in their formative stages. We may be unable to increase our lease originations through our business-to-business e-commerce initiatives or to anticipate all of the changing demands that these initiatives may impose on our management personnel, operational and management information systems, financial systems, credit facilities and working capital. In addition, we may not be able to implement our business-to-business e-commerce initiatives without substantial costs, delays or other operational or financial difficulties. If we are unable to implement these initiatives as planned and without encountering unforeseen expenses, difficulties, complications and delays, our business-to-business e-commerce initiatives may not be successful and our business, financial condition and results of operations may be materially and adversely affected.

     FAILURES OF HARDWARE SYSTEMS OR SOFTWARE COULD UNDERMINE OUR CUSTOMERS' CONFIDENCE IN OUR RELIABILITY. Any interruptions in our online equipment financing and financial planning services may undermine existing and potential customers' confidence in the reliability of our business. Providing online equipment financing services and financial planning models requires the successful technical operation of an entire chain of software, hardware and telecommuni-cations equipment. This chain includes the LeasePak, System One and Oracle software which we license from third parties, our network servers, operating systems, databases and networking equipment and the personal computers and network connections of existing and potential customers. A failure of any element in this chain can partially or completely disrupt an online application for equipment financing. Some of the elements set forth above are not within our control, such as Internet connectivity and software, hardware and telecommunications equipment we purchase or license from others. In addition, hardware and software are potentially vulnerable to interruption from power failures, telecommunications outages, network service outages and disruptions, natural disasters, and vandalism and other misconduct.

     IF WE DO NOT ADEQUATELY MAINTAIN OUR CUSTOMERS' CONFIDENTIAL INFORMATION, OUR REPUTATION COULD BE HARMED AND WE COULD INCUR LEGAL LIABILITY. Any breach of security relating to our customers' confidential information could result in legal liability for us and a reduction in use of our online equipment financing and financial planning services, which could harm our business. We currently have practices and procedures in place to ensure the confidentiality of our customers' information. However, our security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of others may grow with any increase in the number of visitors to our Web sites. If we fail to maintain our customers' confidential information adequately, some of our customers could end their business relationships with us and we could be subject to legal liability.

     OUR BUSINESS-TO-BUSINESS E-COMMERCE INITIATIVES WILL SUFFER IF OUR EXISTING AND POTENTIAL CUSTOMERS DO NOT ACCEPT THE INTERNET AS A MEANS OF APPLYING FOR AND SECURING EQUIPMENT FINANCING. Our online equipment financing and financial planning services depend on the increased acceptance and use of the Internet as a medium of commerce. Our business-to-business e-commerce initiatives will suffer if potential clients do not accept the Internet as a means of applying for and securing equipment financing. Business-to-business e-commerce is a new and emerging business practice that remains largely untested in the marketplace. Rapid growth in the use of the Internet and e-commerce is a recent phenomenon. As a result, acceptance and use may not continue to develop at recent rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. E-commerce may not prove to be a viable medium for applying for and securing equipment financing for the following reasons, any of which could seriously harm our business-to-business e-commerce initiatives: the necessary infrastructure for Internet communications may not develop adequately; customers may have security and confidentiality concerns; complementary products, such as high-speed modems and high-speed communication lines, may not be developed; alternative equipment financing solutions may be implemented; existing and potential customers may dislike a reduction in the human contact that traditional equipment financing methods provide; use of the Internet and other online services may not continue to increase or may increase more slowly than expected; the development or adoption of new standards and protocols may be delayed; and new and burdensome governmental regulations may be imposed.

     SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING COMMERCE. Concern about the security of the transmission of confidential information over public networks is a significant barrier to e-commerce and communication. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of Internet security systems that protect proprietary information. If any well-publicized compromises of security were to occur, they could substantially reduce the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers, which could disrupt our online equipment financing technology or make it inaccessible to our customers. We may be required to expend significant capital and other resources to protect against the threat of, or to alleviate problems caused by, security breaches and the introduction of computer viruses. Our security measures may be inadequate to prevent security breaches or combat the introduction of computer viruses, either of which may result in loss of data, increased operating costs, litigation and possible liability.

     AMORTIZATION OF INTANGIBLE ASSETS. Approximately $625.2 million, or 15.6%, of the Company's total assets as of December 31, 1999, consists of goodwill arising from the acquisitions of the operating subsidiaries. Goodwill is an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of the purchase price that is allocated to those net assets on our balance sheet. We are required to amortize the goodwill arising from acquisitions (including goodwill associated with the payment of any earn-out consideration) over a period of time, with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. The amount amortized, however, will not give rise to a deduction for tax purposes. In addition, management continually evaluates goodwill for potential impairment that may result from events or changes in circumstances from time to time. A reduction in net income resulting from the amortization or impairment of goodwill may have an adverse impact upon the market price of our common stock.

     DEPENDENCE ON KEY PERSONNEL. We believe that our success will depend to a significant extent upon the efforts and abilities of Robert J. New, our co-founder, Chairman and Chief Executive Officer, our other executive officers and senior management and sales personnel of our operating subsidiaries. Our operating subsidiaries will continue to depend upon the retention of key sales personnel to maintain certain customer relationships. In addition, we will depend upon the senior management and sales personnel of any significant business we acquire in the future. If we lose the services of one or more of these key employees before we retain qualified replacement personnel, our business could be adversely affected.

     POTENTIAL INFLUENCE OF EXECUTIVE OFFICERS AND DIRECTORS. As of March 24, 2000, the Company's executive officers and directors beneficially owned an aggregate of approximately 12.5% of the outstanding shares of the Company's common stock. The Company's executive officers and directors, if acting together, may be able to influence the election of directors and matters requiring the approval of the stockholders of the Company. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

     SHARES ELIGIBLE FOR FUTURE SALE. As of March 24, 2000, we had 56,371,045 shares of common stock outstanding. The 28,000,000 shares sold in our initial public offering are freely tradeable without restriction or further registration under the Securities Act, unless acquired by an "affiliate" of the Company, as that term is defined in Rule 144 promulgated under the Securities Act ("Rule 144"); shares held by affiliates will be subject to the resale limitations of Rule 144. Of the remaining outstanding shares of common stock, 22,834,204 shares are available for resale at various dates, subject to compliance with Rule 144 as the holding provisions of Rule 144 are satisfied. In addition, 3,746,165 shares may be sold in accordance with the provisions of Rule 145 promulgated under the Securities Act, subject to contractual lock-up periods contained in the acquisition agreements pursuant to which such shares were issued. Further, as of March 24, 2000, 6,651,332 shares of common stock were issuable upon the exercise of stock options granted prior to or on such date and options to purchase an additional 991,754 shares had been reserved for future grant under the terms of several employment agreements and the acquisition agreements. We filed a registration statement on Form S-8 with respect to the shares of common stock issuable upon exercise of such options. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock.

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

     Our servicing and administration center is located in leased space in Portland, Oregon. We also lease office space for sales and operations in Arizona, California, Colorado, Connecticut, Florida, Georgia, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Texas, Utah and Virginia, and we lease warehouse space in Arizona, Connecticut, Tennessee and Utah. We believe that our facilities are adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

     UniCapital and its subsidiaries are from time to time parties to lawsuits arising out of our respective operations. We believe that any pending litigation to which we or our subsidiaries are parties will not have a material adverse affect upon our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     The Company's common stock has been listed on the New York Stock Exchange since May 15, 1998. On March 24, 2000, the last sale price for the common stock was $2.8125 per share. As of March 24, 2000 there were approximately 302 holders of record of the Company's common stock. The following table sets forth the range of high and low sales prices for the common stock for the periods indicated.

1998                                                         HIGH        LOW
----                                                        -------    --------
Second Quarter (May 15, 1998 to June 30, 1998)............  $19.625    $14.1875
Third Quarter.............................................  $19.375    $ 4.0625
Fourth Quarter............................................  $9.4375    $  3.875
1999
----------------------------------------------------------
First Quarter.............................................  $ 8.250    $ 5.5000
Second Quarter............................................  $ 7.000    $ 4.9375
Third Quarter.............................................  $ 6.000    $ 3.1875
Fourth Quarter............................................  $4.1875    $  1.625
2000
----------------------------------------------------------
First Quarter (January 1, 2000 to March 24, 2000).........  $5.5625    $  2.125

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1999, the Company has issued the following shares of its Common Stock pursuant to the earnout provisions of various acquisition agreements entered into by the Company in 1998:

                                                                  NO. OF SHARES OF
PURCHASER                                            DATE           COMMON STOCK
---------                                       --------------    ----------------
Stuart Cauff..................................  March 1, 1999         242,319
The 1998 Cauff Family Trust...................  March 1, 1999         144,154
Wayne D. Lippman..............................  March 1, 1999         242,319
The 1998 Lippman Family Trust.................  March 1, 1999         144,155
JSE Partners Ltd..............................  April 9, 1999          13,836
LBK Limited Partnership.......................  April 9, 1999          13,836
Richard Emery.................................  April 9, 1999          13,836
J. Robert Bonnemort...........................  April 9, 1999          13,836
David A. DiCesaris............................  April 9, 1999          13,836
Craig C. Mortensen............................  April 9, 1999             609
Christian F. Emery............................  April 9, 1999             609
Shanni Staker.................................  April 9, 1999             305
Richard Giles.................................  March 5, 1999         107,482
The Giles Family Trust........................  March 5, 1999           8,506
W. Jeptha Thornton............................  March 10, 1999        107,482
The 1998 Thornton Family Trust................  March 10, 1999          8,505
Samuel J. Thornton............................  March 5, 1999          25,775
David Burmon..................................  April 22, 1999         27,073
David Burmon..................................  May 7, 1999            12,048
Robert Kopp...................................  April 22, 1999         27,073
Robert Kopp...................................  May 7, 1999            12,048
Richard Albertelli............................  April 22, 1999         27,073
Richard Albertelli............................  May 7, 1999            12,048

     Each transaction was intended to be exempt from registration in reliance upon Section 4(2) of the Securities Act.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to finance the growth and development of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our Senior Credit Facilities restrict the payment of dividends on our common stock. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of our financial condition, capital requirements, earnings prospects, any restrictions under our credit facilities as well as other factors the Board of Directors deem relevant.

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

                                                                                    PERIOD FROM
                                                                                     INCEPTION
                                                      YEAR ENDED DECEMBER 31,    (OCTOBER 9, 1997)
                                                      ------------------------          TO
                                                         1999          1998      DECEMBER 31, 1997
                                                      ----------    ----------   -----------------
                                                            (IN THOUSANDS, EXCEPT SHARE AND
                                                                    PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Income from finance contracts.....................    $   70,133    $   30,027       $      --
Rental income from operating leases...............       244,868        68,003              --
Sales of equipment................................       478,381       360,256              --
Gain on sale of finance contracts.................        11,537        23,862              --
Fees, commissions and remarketing income..........        30,820        17,300              --
Interest and other income.........................        27,015         8,093              --
                                                      ----------    ----------       ---------
    Total revenues................................       862,754       507,541              --
                                                      ----------    ----------       ---------
Cost of operating leases..........................       112,928        27,841              --
Cost of equipment sold............................       428,094       314,994              --
Interest expense..................................       162,921        35,453              --
Selling, general and administrative expenses......       112,128        63,347           2,137
Goodwill amortization.............................        18,633        10,119              --
                                                      ----------    ----------       ---------
    Total expenses................................       834,704       451,754           2,137
                                                      ----------    ----------       ---------
Income (loss) from operations.....................        28,050        55,787          (2,137)
Equity in income from minority-owned affiliates...            --         1,013              --
Minority Interest.................................           529            --              --
                                                      ----------    ----------       ---------
Income (loss) before taxes........................        27,521        56,800          (2,137)
Provision for income taxes........................        17,539        32,007              --
                                                      ----------    ----------       ---------
Net income (loss).................................    $    9,982    $   24,793       $  (2,137)
                                                      ==========    ==========       =========
Earnings (loss) per common share, basic...........    $      .19    $      .73       $   (1.62)
Earnings (loss) per common share, diluted.........    $      .19    $      .72       $   (1.62)
Shares used in computing net income (loss) per
  share--
    Weighted average shares outstanding, basic....    52,664,830    33,841,448       1,319,063
    Weighted average shares outstanding,
       diluted....................................    53,817,103    34,353,714       1,319,063

                                                                     AS OF DECEMBER 31,
                                                              --------------------------------
                                                                 1999          1998       1997
                                                              ----------    ----------    ----
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   25,849    $    9,772    $ 30
Net investment in finance contracts.........................     856,527       373,383      --
Equipment under operating leases, net.......................   1,908,686       430,229      --
Total assets................................................   4,004,581     1,669,523     631
Debt........................................................   2,868,133       667,322      --
Stockholders' equity........................................     838,568       817,288     276

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

     We use the term "leases" to refer to both leases and finance contracts. We derive the majority of our revenue from lease payments on leases originated and held by the Company and sales of equipment, including sales of equipment off-lease and the sale of new and used equipment. In addition, we derive revenue from servicing fees, late charges and administrative fees. We also receive remarketing fees for the sale of off-lease equipment on behalf of equity investors in leases and we may obtain a premium for sales prices in excess of an agreed-upon amount.

     We intend to retain on-balance-sheet leases that we transfer to our commercial paper credit facility, as well as leases to be transferred in connection with future securitizations, as those transfers will no longer be structured to meet the criteria to be accounted for as sales. We intend to continue our core business practice of selling certain leases to third parties on a whole-loan basis. These sales are typically non-recourse, and we generally maintain no retained interest in those leases. In addition, to the extent we repurchase or otherwise transfer out of our commercial paper facility leases that we originally accounted for under gain on sale accounting, we intend to account for any leases substituted therefor on a gain on sale basis.

     We expect to fund the majority of the leases that we originate through credit facilities. We may sell leases to third parties or refinance them through a securitization program or other structured finance products. On September 9, 1999, we completed a $365.8 million term securitization transaction, and on March 28, 2000 we completed a $301.5 million term securitization transaction. Should we be unable to sell or securitize leases going forward with satisfactory fixed rates within a reasonable period of time after funding, our operating margins could be adversely affected by any increase in interest rates to the extent that we have not effectively hedged our interest rate exposure on variable rate debt. Moreover, increases in interest rates, which cause us to raise the implicit interest rate charged to our customers, could decrease demand for our lease and other financial products.

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

     On October 29, 1999, we announced our intention to develop a program that would expedite our ability to turn over aircraft and aircraft engine assets and thereby seek to improve our liquidity and long-term profitability. Unforeseen delays and expenses and possible unfavorable market conditions for aircraft and aircraft engine assets, may affect our ability to develop or implement such a program or to improve our liquidity and long-term profitability therefrom.

     On September 30, 1999, we sold 30% of our equity interest in Aircraft Finance Trust. As of September 30, 1999, we also entered into an agreement to sell up to an additional 21% of our equity interest. On October 29, 1999, December 14, 1999, December 15, 1999 and December 30, 1999, we sold 5%, 2.5%, 2.5% and 9.9%, respectively, of our equity interest in Aircraft Finance Trust pursuant to this agreement. As a result of these sales, our consolidated results of operations reflect a reduction in Aircraft Finance Trust's net income represented by the outside minority interests. As of December 31, 1999 we held a 50.1% equity interest in Aircraft Finance Trust. On March 28, 2000, we sold 1.1% of the beneficial interest in Aircraft Finance Trust. As a result of this sale, the Company owns 49% of the beneficial interest in Aircraft Finance Trust. Beginning with the first quarter of 2000, equipment under operating leases and other assets totaling $1,267.0 million, and non-recourse debt and other liabilities totaling $1,243.2 million will be eliminated from the Company's Consolidated Balance Sheet and the Company's results of operations will reflect only its proportionate share of the net results from Aircraft Finance Trust as equity in income from minority-owned affiliates.

     During the quarters ended September 30, 1999 and December 31, 1999, we experienced a decline in our aircraft engine sales. The economic conditions in Asia and South America contribute significantly to current unfavorable market conditions for the sale of certain engine types. The unfavorable conditions for aircraft engines in the Asian markets are likely to persist, or worsen, due to the large number of aircraft currently on order by Asian airlines. The poor economic conditions are expected to continue for a significant period of time, and could have a negative impact on worldwide aircraft engine demand, as well as upon our business, results of operations and financial condition.

     On December 21, 1999, we announced the acquisition of eleven Boeing 757-200ER aircraft from Lufttransport Unternehman (LTU International Airways). Upon acquisition, the aircraft were leased back to LTU for varying lease terms. We simultaneously sold three of the eleven aircraft to an unrelated commercial aircraft lessor.

     On October 25, 1999, we announced our intention to implement an expense reduction program. This program was initiated in an effort to eliminate non-core businesses and improve operational efficiencies. We have implemented Phase I of the expense reduction program. We are currently planning Phase II of our expense-reduction program, which we expect to implement during 2000. Our expense reduction program involves the elimination of duplicative expenses and non-core activities as well as other possible expense reductions. There can be no assurance that these expense reductions will result in a reduction in the Company's selling, general and administrative expenses in 2000, or an increase in the Company's pre-tax income in 2000 or any subsequent year. In addition, unforeseen delays and expenses may affect our ability to implement our expense reduction program in a timely manner or to realize savings therefrom in 2000 and thereafter. We anticipate that we will record a restructuring charge in 2000 related to the implementation of Phase I and Phase II of our expense reduction program. During 1999, the Company entered into new employment agreements with certain of its officers and subsidiary executives which provided for increases in base salary, and in certain instances, performance based-compensation. We expect that Phase I of the expense reduction program will generate more than $5.0 million in annualized expense savings, net of increases in compensation pursuant to those new employment agreements and before any one-time charges associated with Phase I of the expense reduction program, before the end of 2000.

     On January 19, 2000, we unveiled our Internet e-commerce initiatives and launched two business to business Web sites -- UniCapitalCorp.com and LeaseAdvisor.com. The sites are expected to provide the Company's Business Credit Group with a new channel for lease originations and to establish the Company as a leader in online equipment financing and financial planning services.

     On February 29, 2000 Tower Air filed a petition in bankruptcy under the United States Bankruptcy Code. UniCapital Aircraft Engine Group had 16 engines subject to sale and lease transactions with Tower Air. Of the 16 engines, UniCapital Aircraft Engine Group has subsequently recovered six. The aggregate value of the transactions between Tower Air and UniCapital Aircraft Engine Group was approximately $22 million. If the value of the collateral which UniCapital is able to recoup, together with any other amounts received by UniCapital in the bankruptcy proceeding is less than $22 million, then UniCapital will have a loss to the extent of the deficiency.

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

     NET INVESTMENT IN FINANCE CONTRACTS. At December 31, 1999 the Company's net investment in finance contracts totaled $856.5 million, or 31.0% of the Company's net investment in leases (including net book value of equipment under operating leases).

     OPERATING LEASES. At December 31, 1999, the net book value of equipment under operating leases totaled $1,908.7 million, or 69.0% of the Company's net investment in leases (including net book value of finance contracts). All lease contracts which do not meet the criteria of direct financing leases or sales-type leases are accounted for as operating leases. Monthly lease payments are recorded as income from operating leases on a straight-line basis. Leased equipment is recorded, at the Company's cost, as "equipment under operating leases" and depreciated on a straight-line basis over the estimated life of the equipment to its estimated salvage value. When equipment is sold, the net proceeds realized in excess of the carrying value are recorded as "gain on sale of equipment;" if the net proceeds are less than the carrying value, the amount by which the carrying value exceeds the net proceeds is recorded as a loss.

     GAIN ON SALE OF FINANCE CONTRACTS. We have also generated gain on sale income from the sale of leases to third party financing sources for cash. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Among other things, SFAS 125 requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on relative fair values at the date of transfer.

     In April of 1999, we announced our intention to retain a greater portion of the leases that we originate or acquire for our own portfolio. Although we are retaining a greater portion of the leases that we originate or acquire, we continue to sell aircraft and aircraft engines and remarket or sell equipment at lease end, and we continue to sell leases and equipment subject to leases to third parties.

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

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value, and that changes in the fair value of derivatives be recorded each period in either current earnings or other comprehensive income, depending upon whether the derivative is designated as part of certain types of hedging transactions. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 for the year beginning January 1, 2001. The Company is in the process of evaluating the impact that the adoption of SFAS No. 133 will have on its results of operations and financial condition.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Form 10-K. Although UniCapital was founded in October 1997, we commenced operations in May 1998 in conjunction with the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses. In June, July and August 1998, we completed the acquisition of five additional equipment leasing, specialty finance and related businesses. A significant portion of the variances discussed below are due to the fact that our results of operations for 1998 represent less than 8 months of operations while our results of operations for 1999 include 12 full months.

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                          1999                1998
                                                    ----------------    ----------------
                                                           (DOLLARS IN THOUSANDS)
Income from finance contracts.....................  $ 70,133     8.1%   $ 30,027     5.9%
Rental income from operating leases...............   244,868    28.4      68,003    13.4
Sales of equipment................................   478,381    55.5     360,256    71.0
Gain on sale of finance contracts.................    11,537     1.3      23,862     4.7
Fees, commissions and remarketing income..........    30,820     3.6      17,300     3.4
Interest and other income.........................    27,015     3.1       8,093     1.6
                                                    --------   -----    --------   -----
     Total revenues...............................   862,754   100.0     507,541   100.0
                                                    --------   -----    --------   -----
Cost of operating leases..........................   112,928    13.1      27,841     5.5
Cost of equipment sold............................   428,094    49.6     314,994    62.1
Interest expense..................................   162,921    18.8      35,453     7.0
Selling, general and administrative expenses......   112,128    13.0      63,347    12.5
Goodwill amortization.............................    18,633     2.2      10,119     2.0
                                                    --------   -----    --------   -----
     Total expenses...............................   834,704    96.7     451,754    89.1
                                                    --------   -----    --------   -----
Income from operations............................    28,050     3.3      55,787    10.9
Equity in income from minority-owned affiliates...        --     0.0       1,013     0.2
Minority interest.................................       529     0.1          --     0.0
                                                    --------   -----    --------   -----
Income before taxes...............................    27,521     3.2      56,800    11.1
Provision for income taxes........................    17,539     2.0      32,007     6.3
                                                    --------   -----    --------   -----
Net income........................................  $  9,982     1.2%   $ 24,793     4.8%
                                                    ========   =====    ========   =====

     INCOME FROM FINANCE CONTRACTS. Income from finance contracts for the year ended December 31, 1999 increased by $40.1 million, or 133.7%, to $70.1 million from $30.0 million for the year ended December 31, 1998. This increase is primarily due to an increase in the direct financing and sales-type lease portfolios of the Technology and Finance Group and Business Credit Group attributable to increased originations during the year ending December 31, 1999 and the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates rather than to sell such leases in transactions qualifying for gain-on-sale accounting treatment, as well as increased income due to higher implicit interest rates in lease contracts, which is attributable to increases in interest rates generally.

     RENTAL INCOME FROM OPERATING LEASES. Rental income from operating leases for the year ended December 31, 1999 increased by $176.9 million, or 260.1%, to $244.9 million from $68.0 million for the year ended December 31 1998. This increase is primarily due to a $1.4 billion increase in the Big Ticket Division's portfolio of equipment under operating lease, principally related to the acquisition of Aircraft Finance Trust, which accounted for $100.3 million of the increase, and a $32.1 million increase in the Technology and Finance Group's portfolio of equipment under operating lease.

     SALES OF EQUIPMENT. Sales of equipment for the year ended December 31, 1999 increased by $118.1 million, or 32.8%, to $478.4 million from $360.3 million for the year ended December 31, 1998. This increase is primarily due to an increase in sales in the Technology and Finance Group, partially offset by lower margins on sales of equipment for one of the companies, and to an increase in sales in the Big Ticket Division as a result of portfolio management sales of Stage 2 and older aircraft, and the sale of three aircraft related to the LTU International Airways transaction, partially offset by the decrease in sales of aircraft engines. The Company expects the current unfavorable market conditions for the sale of aircraft engines to continue in 2000.

     GAIN ON SALE OF FINANCE CONTRACTS. Gain on sale of finance contracts for the year ended December 31, 1999 decreased by $12.4 million, or 51.9%, to $11.5 million from $23.9 million for the year ended December 31, 1998. This decrease is due to the Company's decision to retain, for its own portfolio, a greater portion of the leases it originates, rather than sell such leases in transactions qualifying for gain-on-sale accounting treatment. This decrease was partially offset by two third party sales transactions that occurred in 1999, which transactions accounted for an aggregate of $8.3 million of gain on sale of finance contracts.

     FEES, COMMISSIONS AND REMARKETING INCOME. Fees, commissions and remarketing income for the year ended December 31, 1999 increased by $13.5 million, or 78.0%, to $30.8 million from $17.3 million for the year ended December 31, 1998. This increase is primarily due to an increase in the remarketing income in the Technology and Finance Group.

     INTEREST AND OTHER INCOME. Interest and other income for the year ended December 31 1999 increased by $18.9 million, or 233.3%, to $27.0 million from $8.1 million for the year ended December 31, 1998. This increase is primarily due to the $9.0 million gain recognized on the sale of 49.9% of the Company's equity interest in Aircraft Finance Trust, interest income from restricted cash balances principally from Aircraft Finance Trust, which was $2.7 million during the period from the inception of Aircraft Finance Trust (April 13, 1999) through December 31, 1999, and from interest income on retained interests.

     COST OF OPERATING LEASES. Cost of operating leases for the year ended December 31, 1999 increased by $85.1 million, or 306.1%, to $112.9 million from $27.8 million for the year ended December 31, 1998. This increase is primarily due to the increase in depreciation resulting from the net increase of $1.4 billion of equipment to the Big Ticket Division's portfolio of equipment under operating lease, principally related to the acquisition of Aircraft Finance Trust, which accounted for $28.5 million of the increase, and from the net increase of $32.1 million of equipment to the Technology and Finance Group's portfolio of equipment under operating lease.

     COST OF EQUIPMENT SOLD. Cost of equipment sold for the year ended December 31, 1999 increased by $113.1 million, or 35.9%, to $428.1 million from $315.0 million for the year ended December 31, 1998. This increase is primarily due to an increase in sales in the Technology and Finance Group and to an increase in sales in the Big Ticket Division as a result of portfolio management sales of Stage 2 and older aircraft and the sale of three aircraft related to the LTU International Airways transaction, partially offset by the decrease in sales of aircraft engines.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 increased by $127.4 million, or 358.9%, to $162.9 million from $35.5 million for the year ended December 31, 1998. This increase is primarily due to increased borrowings outstanding to finance the $3.4 billion growth of the Company's lease and equipment portfolio, which includes the $1.4 billion increase in equipment under operating lease in the Big Ticket Division, principally related to Aircraft Finance Trust, which accounted for $51.5 million of the increase, as well as the effect of rising interest rates and the amortization of increased facility commitment fees.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1999 increased by $48.8 million, or 77.1%, to $112.1 million from $63.3 million for the year ended December 31, 1998. Selling, general and administrative expenses for the year ended December 31, 1998 include a $17.3 million non-cash compensation charge for certain equity issuances prior to our initial public offering. The 1999 increase is primarily due to the growth in the volume of our lease originations and assets under management, the $7.5 million increase in the Company's provision for credit losses due to our decision to retain a greater portion of the leases that we originate, as well as costs associated with systems implementation and integration of the Company's subsidiaries.

     GOODWILL AMORTIZATION. Goodwill amortization for the year ended December 31, 1999 increased by $8.5 million, or 84.2%, to $18.6 million from $10.1 million for the year ended December 31, 1998. This increase is primarily attributable to the effect of a full year of goodwill amortization for the year ended December 31, 1999 as well as additional goodwill amortization for the year ended December 31, 1999 as a result of additional purchase consideration paid pursuant to the earnout provisions of various acquisition agreements entered into by the Company in 1998.

     EQUITY IN INCOME FROM MINORITY-OWNED AFFILIATES. During 1999, the Company liquidated its investments in minority-owned affiliates, and therefore recorded no equity in income from minority-owned affiliates for the year ended December 31, 1999. Equity in income from minority-owned affiliates for the year ended December 31, 1998 was $1.0 million. As a result of the sale of an additional 1.1% beneficial interest in Aircraft Finance Trust, beginning with the first quarter of 2000 the Company's proportionate share of the net results from Aircraft Finance Trust will be recorded as equity in income from minority-owned affiliates.

     MINORITY INTEREST. Minority interest for the year ended December 31, 1999 increased by $0.5 million from zero for the year ended December 31, 1998. This amount primarily represents a reduction to net income attributable to the sale of a minority interest in Aircraft Finance Trust during the year ended December 31, 1999. As a result of the sale of an additional 1.1% of the beneficial interest in Aircraft Finance Trust, beginning with the first quarter of 2000 the Company will not record minority interest.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had cash and cash equivalents of approximately $25.8 million. Our business is capital intensive and requires access to substantial short-term and long-term credit to fund new equipment leases and the purchase of equipment. We will continue to require access to significant additional capital to maintain and expand the volume of leases that we fund, as well as to fund any future acquisitions of lease portfolios or leasing and specialty finance companies.

     Our uses of cash include the origination of equipment leases and the purchase of equipment, payment of interest expenses, repayment of borrowings under our credit facilities, operating and administrative expenses, income taxes and capital expenditures, and may include payment of the cash portion of the earnout arrangements with the former stockholders of certain of the acquired companies, as well as any possible future acquisitions of lease portfolios or leasing and specialty finance companies.

     We believe that borrowings from amounts available under our credit facilities, funds generated from future operations and possible future sources of financing, for which we are currently negotiating, will be sufficient to finance our current operations and planned capital expenditure requirements for the next twelve months, assuming the consummation of one or more such possible future sources of financing and the satisfactory renewal, or replacement of our credit facilities prior to their expiration. If we are unable to consummate one or more such possible future sources of financing, or to renew, or replace our credit facilities prior to their expiration with facilities of like amount, or if we are unable to implement other alternative strategies, then we may have insufficient cash to continue the current rate of growth of our business or otherwise to continue to operate our business as it is now conducted, and may be unable, in whole or in part, to fund new equipment leases or the purchase of equipment, fund the acquisition of lease portfolios, fund additional purchase price consideration pursuant to the earnout provisions of various acquisition agreements, fund the purchase price of additional leasing or specialty finance companies or fund other working capital requirements. Accordingly, in such circumstances, we would have to make choices among the various demands upon our liquidity, and our business, financial condition and results of operations could be materially and adversely affected.

     From time to time we engage in discussions and conduct analyses with respect to possible acquisitions of equipment, lease portfolios and leasing and specialty finance companies, some of which may lead to and include the negotiation and execution of letters of intent. In order to consummate these transactions, we would need to issue additional equity securities, incur additional indebtedness or obtain additional sources of financing, and if we were unable to do so, our business, financial condition and results of operations could be materially and adversely affected.

CREDIT FACILITIES

     We have in place a series of credit facilities (the "Senior Credit Facilities") which consist of the following: (i) a $300.0 million Corporate Revolving Credit Facility primarily to finance working capital needs (the "Revolving Facility"); (ii) two asset-backed commercial paper facilities totaling $400.0 million to finance small ticket and middle market leases, consisting of an Equipment Lease Receivable Purchase Facility (the "Purchase Facility") and an Equipment Lease Receivable Financing Facility (the "Financing Facility"); (iii) a $200.0 million Warehouse Facility to finance small ticket and middle market leases ("Warehouse Facility"); and (iv) a $400.0 million Special Purpose Entity Large Ticket Warehouse Facility to finance the purchase of aircraft and aircraft engines (the "Aircraft Facility").

     REVOLVING FACILITY. Under the Revolving Facility, we may borrow up to $300.0 million with a $50.0 million sublimit for letters of credit and a $15.0 million swingline sublimit. The proceeds of the Revolving Facility may be used to refinance loans previously incurred to fund the cash portions of acquisitions and for general corporate purposes, subject to certain limitations. Amounts outstanding under the Revolving Facility bear interest, at our option, at Bank of America's base rate plus an applicable margin or a Eurodollar rate plus an applicable margin and must be supported by a borrowing base. The borrowing base equals the net book value of qualifying assets, at varying advance rates depending on asset types, plus an amortizing amount contractually agreed, which amount does not bear relationship to any asset value. Our obligations under the Revolving Facility are guaranteed by all of our subsidiaries other than certain special purpose entities. The Revolving Facility is secured by a pledge of all of the capital stock of our domestic guaranteeing subsidiaries (and a pledge of 65% of the capital stock of each non-United States guaranteeing subsidiary) and a security interest in all other assets and properties of the Company and those subsidiaries guaranteeing the Revolving Facility, other than assets financed on a non-recourse basis by the Company and any assets subject to liens granted in connection with certain permitted indebtedness (including securitizations). Borrowings under the Revolving Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Revolving Facility contains covenants, including but not limited to limitations on liens other than permitted liens, investments, dividends and other restricted payments, incurrence of recourse indebtedness, transactions with affiliates, acquisitions other than permitted acquisitions (as defined in the Revolving Facility) as well as various financial covenants, including ratios of recourse and limited recourse debt to tangible net worth, cash flow to interest and rents, and maintenance at all times of a minimum tangible net worth. The Revolving Facility, which was entered into in June 1998, has a three-year term. We pay a quarterly fee equal to a percentage of the unused portion of the Revolving Facility. As of December 31, 1999, the Company had borrowings of $252.5 million outstanding under the Revolving Facility with a weighted average interest rate of 9.1%.

     PURCHASE FACILITY. We have established the Purchase Facility with Bank of America, as agent, pursuant to which a commercial paper conduit (the "CP Conduit") or, if the CP Conduit does not buy them, one or more bank investors, which will include Bank of America (the "Bank Investors"), will purchase beneficial interests (the "Net Investment") in an amount of up to $200.0 million (the "Facility Limit"), from a qualifying special purpose entity, collateralized by small ticket and middle market leases meeting certain eligibility requirements. Two indirect, bankruptcy-remote subsidiaries of the Company (the "Transferors") will purchase the Company's interest in certain financing leases and related leased equipment originated or purchased by the Company or eligible subsidiaries of the Company. The CP Conduit (or, upon the occurrence of certain events, the Bank Investors) will purchases leases from the Transferors at an amount equal to a percentage of the present value of the remaining lease receivables. Collections on the leases will generally be applied first to pay any amounts due under the Purchase Facility and certain other specified facilities, and then to the Transferors. We plan to reduce the Net Investment under the Purchase Facility periodically through securitizations. The Purchase Facility contains certain restrictions, including but not limited to limitations on liens on the leases, indebtedness, certain lease modifications and changes in credit and collection practices. The Purchase Facility requires payment by the Transferor of program fees, facility fees, administration fees and commercial paper dealer fees. The term of the Purchase Facility was extended in August 1999 for a 364-day term, and it now expires in August 2000. The facility limit automatically decreased from $350.0 million on September 30, 1999 to the current Facility Limit. As of December 31, 1999, the amount outstanding under the Purchase Facility was $197.6 million (net of restricted cash of $9.3 million) with a weighted average interest rate of 6.9%.

     FINANCING FACILITY. We have established the Financing Facility with Bank of America, as administrative agent, pursuant to which the CP Conduit or the Bank Investors will advance an amount up to $200.0 million. A subsidiary of the Company (the "Financing SPE") will finance the Company's interest in certain operating and financing leases and certain leased equipment originated or purchased by the Company or any subsidiaries of the Company. The CP Conduit (or, under certain limited circumstances, the Bank Investors) will lend funds to the Financing SPE in an amount equal to a percentage of the present value of the remaining lease receivables. Such borrowings are secured by an interest in the Financing SPE's leases and certain leased equipment. We plan to reduce the borrowing outstanding under the Financing Facility periodically through securitizations. The Financing Facility contains certain restrictions and requires the payment of various fees, generally on terms substantially equivalent to those in the Purchase Facility. We have guaranteed the amounts borrowed under the Financing Facility. The term of the Financing Facility was extended in August 1999 for a 364-day term, and it now expires in August 2000. The facility limit automatically decreased from $250.0 million on September 30, 1999 to the current facility limit of $200.0 million. As of December 31, 1999, the amount outstanding under the Financing Facility was $183.8 million (net of restricted cash of $10.3 million) with a weighted average interest rate of 6.9%.

     MORGAN STANLEY ASSET FUNDING WAREHOUSE FACILITY. We have established a Warehouse Facility with Morgan Stanley Asset Funding, Inc., (the "Lender") pursuant to which Lender will make loans to an indirect, bankruptcy-remote subsidiary of the Company (the "SPE Borrower"). As security for these loans, the SPE Borrower will assign all of the Borrower's right, title and interest in, to and under certain small ticket and middle market leases and loans and related equipment originated or purchased by the Company or eligible subsidiaries of the Company (the "Originators"). Lender will lend against leases at an amount equal to a percentage of the present value of the remaining lease receivables, up to a maximum amount of $200.0 million. Amounts outstanding under the Warehouse Facility bear interest at a rate equal to a Eurodollar rate plus an applicable margin. Collections on the leases will generally be applied first to pay any amounts due under the Warehouse Facility, including without limitation the repayment of principal of and interest on all loans and all other amounts owing to the Lender and then to the Originators. We plan to reduce the borrowing outstanding under the Warehouse Facility periodically through securitizations. Borrowings under the Warehouse Facility are subject to certain conditions. In addition, the Warehouse Facility contains certain covenants, including but not limited to limitations on liens, investments, dividends and other restricted payments, capital expenditures, transactions with affiliates, acquisitions, incurrence of debt, and interest rate protection acceptable to Lender, and various financial covenants customary for transactions of this type. The term of the Warehouse Facility, which was entered into in December 1999, is 364 days. As of December 31, 1999, the Company had borrowings of $27.4 million outstanding under the Warehouse Facility with a weighted average interest rate of 7.0%.

     AIRCRAFT FACILITY. In October 1998, we entered into the Aircraft Facility, primarily to finance the purchase and leasing of aircraft. Under the Aircraft Facility, we may borrow up to $400.0 million. The Aircraft Facility is nonrecourse to the Company and is secured by a first priority perfected pledge of all of the common stock of each special purpose entity wholly owned by the Company which uses the Aircraft Facility ("SPE Aircraft Borrower') and each domestic subsidiary of each SPE Aircraft Borrower, and a first priority perfected security interest in all present and future assets and properties of each SPE Aircraft Borrower and each of its subsidiaries. Borrowings under the Aircraft Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Aircraft Facility contains certain covenants, including but not limited to limitations on liens, dividends and other restricted payments, capital expenditures, acquisitions, incurrence of debt, as well as requirements related to annual appraisals of eligible aircraft, approved aircraft and aircraft engine types and interest rate protection acceptable to the lender, and various financial covenants customary for transactions of this type, including a ratio of cash flow to interest. The term of the Aircraft Facility was extended in November 1999, and it now expires in December 2000. Upon extension, the maximum availability under the facility decreased from $600.0 to $400.0 million. As of December 31, 1999, the Company had borrowings of $270.4 million outstanding under the Aircraft Facility with a weighted average interest rate of 9.7%.

     The Company paid financing fees in connection with entering into or extending each of the Senior Credit Facilities, which will be amortized as a yield adjustment over the terms of the Senior Credit Facilities using the interest method, and will pay an annual administration fee equal to a percentage of certain of the facilities. We expect that the aggregate fees and expenses to be paid in connection with entering into the Senior Credit Facilities will be paid from cash flows from operating activities as well as borrowings under the Revolving Facility.

     The Company is currently negotiating a transaction to sell and refinance certain of its aircraft and other assets. A condition to the refinancing transaction is modification of certain provisions of the Aircraft Facility. In particular, the Company anticipates that, upon consummation of the refinancing transaction, the Aircraft Facility will be converted to a term loan, and the Company will have limited ability, and subject to the express approval of the lender, to use amounts that otherwise would have been available under the Aircraft Facility to acquire additional aircraft assets.

OTHER CREDIT FACILITIES

     REVOLVING PURCHASE FACILITY. In November 1999, we announced a $50.0 million increase in our $75.0 million discretionary, revolving facility with Key Global Finance. This facility is for the funding of eligible leases and is available to most of the originating units in our Technology and Finance Group as well as one of the originating units in our Business Credit Group.

TERM LOANS

     On April 30, 1999, we entered into a loan arrangement in the amount of $40.5 million, to fund the purchase of the equity interest in the portfolio of 36 commercial aircraft that we acquired from GE Capital Aviation Services on May 5, 1999 and for general corporate purposes. The loan has an interest rate of LIBOR plus 400 basis points, and expires in December 2000 or such earlier date as defined in the agreement. The loan is secured by a security interest in the aircraft and engine assets held by the special purpose entities which are borrowers under the loan arrangement. As of December 31, 1999, the outstanding principal balance was $30.9 million at an interest rate of 10.5%. As of December 31, 1999, we were in violation of certain covenants under this loan. Our lender waived the violation until March 31, 2000. We expect to repay the loan on March 31, 2000.

     On December 20, 1999, we entered into a loan arrangement in the amount of $167.3 million to fund the acquisition of 8 Boeing 757-200 aircraft that we acquired and leased back to LTU. The loan has an interest rate of LIBOR plus 1.75%, and it expires in December 2000. The loan is secured by a security interest in the aircraft and leases held by the special purpose entities that are borrowers under the loan arrangement. The loan is recourse only to the assets pledged to the lenders. As of December 31, 1999, $167.3 million was outstanding under the loan.

SECURITIZATION TRANSACTIONS

     On September 9, 1999, we completed our first securitization transaction involving the issuance of $365.7 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by Ambac Assurance Corp. In addition, Class B and Class C Notes, rated BBB and BB, respectively by Duff & Phelps Credit Rating Co. and Fitch IBCA, were retained by the Company. We financed the Class B Notes pursuant to short term facilities. The weighted average interest rate for the Class A Notes as of December 31, 1999 was 6.87%. The weighted average interest rate will vary as Class A Notes are paid. As of December 31, 1999, the outstanding principal balance was $350.9 million.

     On March 28, 2000, the Company completed its second securitization transaction involving the issuance of $301.5 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by the Ambac Assurance Corp. In addition, Class B Notes rated BBB- and Class C Notes rated BB by Duff & Phelps Credit Rating Co and Fitch IBCA were offered as well.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We incur debt to fund the origination and acquisition of leases, equipment, lease portfolios and equipment leasing businesses and for general corporate purposes. The interest rates charged on the debt are generally determined based on variable measures of interest rates such as the U.S. Federal Reserve Prime rate ("Prime") or the London Interbank Offered Rate ("LIBOR"). For information regarding contractual interest rates on the debt and amounts outstanding and weighted average interest rate at December 31, 1999, see Note 10 to our consolidated financial statements for the year ended December 31, 1999, included elsewhere in this Form 10-K.

     We continually monitor interest rates in order to mitigate exposure to certain unfavorable variations. Our objectives in managing this risk include:

     - achieving certain ratios of fixed-rate debt to variable-rate debt; and

     - achieving certain levels of our aggregate cost of funds.

     As a result, from time to time we utilize interest rate swaps to hedge some of the Company's exposure to changing interest rates. As used by the Company, interest rate swaps synthetically alter the repricing characteristics of recorded assets and liabilities, effectively allowing us to reduce our exposure to variations in Prime or LIBOR. There are risks associated with the use of these instruments, including:

     - the possible inability of the counterparties to meet the terms of their contracts; and

     - market movements in values and interest rates.

     We do not enter into interest rate swap agreements for trading purposes.

     The following table presents, as of December 31, 1999, the following information regarding interest rate swap agreements to which we are a party: (i) the notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company or its subsidiaries, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, (v) the commencement date for agreements for which the effective period does not begin until a subsequent date, if applicable, and (vi) the maturity of the agreement.

EFFECTIVE PERIOD OF INTEREST RATE SWAP

                                                                   EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                    AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING DECEMBER 31,(B)
                            DECEMBER 31,    -------------------------------------------------------------------------------------
                                1999            2000           2001           2002           2003           2004       THEREAFTER
                           --------------   ------------   ------------   ------------   ------------   ------------   ----------
INTEREST RATE SWAPS
Amortizing notional
  amount.................     $37,432,916   $ 31,454,058   $ 18,895,480   $ 11,561,856   $  6,855,677   $  3,687,381   $1,270,710
Rate to be paid by the
  Company................          5.495%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $705,123
Maturity.................    January 2006
Amortizing notional
  amount.................      $7,477,456   $  6,688,066   $  4,904,478   $  3,168,379   $  2,189,597   $  1,363,025   $  561,378
Rate to be paid by the
  Company................          5.555%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $180,170
Maturity.................      April 2006
Amortizing notional
  amount.................     $11,295,422   $  9,542,959   $  3,148,298
Rate to be paid by the
  Company................          5.693%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............         $64,698
Maturity.................  September 2001
Amortizing notional
  amount.................     $28,894,988   $ 25,703,352   $ 19,739,170   $  7,543,080   $  1,877,718
Rate to be paid by the
  Company................          6.015%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $252,799
Maturity.................   November 2003
Amortizing notional
  amount.................     $70,937,107   $ 61,108,564   $ 41,872,877   $ 27,465,678   $ 20,100,167   $ 13,438,695   $7,877,441
Rate to be paid by the
  Company................          6.195%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $662,013
Maturity.................     August 2006
Amortizing notional
  amount.................     $21,587,308   $ 18,654,553   $ 11,355,657   $  5,364,979   $  1,662,358
Rate to be paid by the
  Company................          6.115%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $124,329
Maturity.................    October 2003

                                                                   EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                    AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING DECEMBER 31,(B)
                            DECEMBER 31,    -------------------------------------------------------------------------------------
                                1999            2000           2001           2002           2003           2004       THEREAFTER
                           --------------   ------------   ------------   ------------   ------------   ------------   ----------
  Amortizing notional
    amount...............     $25,120,385   $ 20,982,557   $ 17,061,719   $ 14,470,791   $  7,201,297   $  1,924,644   $       --
  Rate to be paid by the
    Company..............          6.245%
  Rate to be received by
    the Company..........    30-day CP(a)
  Fair value at December
    31, 1999.............        $196,586
  Maturity...............       June 2004
  Fixed notional
    amount...............     $75,000,000   $ 75,000,000   $ 75,000,000   $ 75,000,000
  Rate to be paid by the
    Company..............          5.125%
  Rate to be received by
    the Company..........   3-month LIBOR
  Fair value at December
    31, 1999.............      $3,314,703
  Maturity...............   November 2002
  Amortizing notional
    amount...............             $--   $  1,093,724   $  1,044,556   $    960,246   $    868,152   $    767,543   $  387,259
  Rate to be paid by the
    Company..............          6.540%
  Rate to be received by
    the Company..........    30-day CP(a)
  Fair value at December
    31, 1999.............         $19,243
  Commencement...........    October 2000
  Maturity...............   February 2010
  Amortizing notional
    amount...............      $2,419,000   $  2,306,250   $  2,060,250   $  1,814,250   $  1,568,250   $  1,322,250   $  604,750
  Rate to be paid by the
    Company..............          6.510%
  Rate to be received by
    the Company..........    30-day CP(a)
  Fair value at December
    31, 1999.............         $27,058
  Maturity...............    October 2009
  Amortizing notional
    amount...............     $15,525,108   $ 17,964,808   $ 20,556,509   $ 18,413,917   $ 15,363,530   $ 12,769,141   $4,171,695
  Rate to be paid by the
    Company..............          6.575%
  Rate to be received by
    the Company..........    30-day CP(a)
  Fair value at December
    31, 1999.............        $194,189
  Maturity...............     August 2009
  Amortizing notional
    amount...............     $35,562,650   $ 28,157,121   $ 15,094,556   $  4,774,552   $    666,106
  Rate to be paid by the
    Company..............          6.326%
  Rate to be received by
    the Company..........    30-day CP(a)
  Fair value at December
    31, 1999.............         $38,525
  Maturity...............       June 2003
  Fixed notional
    amount...............     $80,000,000   $ 80,000,000
  Rate to be paid by the
    Company..............          5.230%
  Rate to be received by
    the Company..........   1-month LIBOR
  Fair value at December
    31, 1999.............        $247,349
  Maturity...............      April 2000
  Fixed notional
    amount...............     $60,000,000   $ 60,000,000   $ 60,000,000   $ 60,000,000
  Rate to be paid by the
    Company..............          5.500%
  Rate to be received by
    The Company..........   1-month LIBOR

                                                                   EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                    AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING DECEMBER 31,(B)
                            DECEMBER 31,    -------------------------------------------------------------------------------------
                                1999            2000           2001           2002           2003           2004       THEREAFTER
                           --------------   ------------   ------------   ------------   ------------   ------------   ----------
  Fair value at December
    31, 1999.............      $1,395,868
  Maturity...............    January 2002
  Fixed notional
    amount...............    $175,000,000   $175,000,000   $175,000,000   $175,000,000
  Rate to be paid by the
    Company..............          5.560%
  Rate to be received by
    the Company..........   1-month LIBOR
  Fair value at December
    31, 1999.............      $5,542,080
  Maturity...............    October 2002
  Fixed notional
    amount...............    $345,000,000   $345,000,000   $345,000,000   $345,000,000   $345,000,000   $345,000,000
  Rate to be paid by the
    Company..............          5.650%
  Rate to be received by
    the Company..........   1-month LIBOR
  Fair value at December
    31, 1999.............     $15,157,012
  Maturity...............    January 2004
  Fixed notional
    amount...............    $230,000,000   $230,000,000   $230,000,000   $230,000,000   $230,000,000   $230,000,000
  Rate to be paid by the
    Company..............          5.710%
  Rate to be received by
    the Company..........   1-month LIBOR
  Fair value at December
    31, 1999.............     $11,741,234
  Maturity...............   November 2004

---------------
(a) The rate to be received by the Company is based on a 30-day commercial paper rate published by the U.S. Federal Reserve (H15 report).

(b) The amortizing notional amount is based on contractual agreements with the counter-party.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER    1ST QUARTER   2ND QUARTER   3RD QUARTER
                                     1998          1998          1998          1998           1999          1999          1999
                                  -----------   -----------   -----------   -----------    -----------   -----------   -----------
Total revenues..................   $     --       $54,008      $130,314      $323,219       $102,691      $204,776      $186,882
Income (loss) before taxes......    (17,315)       15,932        26,007        32,176          1,383        10,285         5,898
Net income (loss)...............    (17,315)        9,254        14,568        18,286           (887)        4,609         1,889
Earnings (loss) per common
  share, basic..................      (2.72)         0.36          0.29          0.36          (0.02)         0.09          0.04
Earnings (loss) per common
  share, diluted................      (2.72)         0.36          0.29          0.35          (0.02)         0.09          0.04

                                  4TH QUARTER
                                     1999
                                  -----------
Total revenues..................   $368,405
Income (loss) before taxes......      9,955
Net income (loss)...............      4,371
Earnings (loss) per common
  share, basic..................       0.08
Earnings (loss) per common
  share, diluted................       0.08

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Other Matters" in the Proxy Statement, and the information set forth in Item 1, "Business -- Executive Officers" is incorporated herein by reference in response to this Item 10.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the subcaption "Executive
Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are filed with this Form 10-K:

     The consolidated financial statements of UniCapital Corporation and Subsidiaries as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 and for the period from inception (October 9, 1997) to December 31, 1997.

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

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  2.01     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, ACR Acquisition Corp.,
           American Capital Resources, Inc. and Michael B. Pandolfelli
           and Gerald P. Ennella, dated as of February 14, 1998. (1)
  2.02     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, BCG Acquisition Corp.,
           Boulder Capital Group, Inc., Roy L. Burger and Carl M.
           Williams, dated as of February 14, 1998. (1)
  2.03     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, CLA Acquisition Corp.,
           Stuart L. Cauff, The 1998 Cauff Family Trust, Wayne D.
           Lippman and The 1998 Lippman Family Trust, dated as of
           February 14, 1998. (1)
  2.04     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, JCS Acquisition Corp.,
           Jacom Computer Services, Inc. and John L. Alfano, dated as of February 14, 1998. (1)
  2.05     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, KSTN Acquisition Corp.,
           K.L.C., Inc. and Alan H. Kaufman and Edgar W. Lee, dated as of February 14, 1998. (1)
  2.06     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, XFC Acquisition Corp.,
           Matrix Funding Corporation, and Richard C. Emery, J. Robert
           Bonnemort, David A. DiCesaris, Jack S. and Judith F. Emery,
           Trustees for Jack S. Emery Trust, Alvin W. and Lila E.
           Emery, Trustees for Alvin W. and Lila E. Emery Trust, JSE
           Partners, Ltd., a Utah Limited Partnership, LBK Limited
           Partnership, a Utah Limited Partnership, John I. Kasteler,
           Jr., Craig C. Mortensen, Shanni Staker and Christian F.
           Emery, dated as of February 14, 1998. (1)
  2.07     Amended and Restated Purchase Agreement by and among
           UniCapital Corporation, MFA Acquisition Corp., Merrimac
           Financial Associates and Allan Z. Gilbert, Jordan L. Shatz
           and Mark F. Cignoli, dated as of February 14, 1998. (1)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  2.08     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, MCMG Acquisition Corp.,
           Municipal Capital Markets Group, Inc., and the Stockholders
           Named Therein, dated as of February 14, 1998. (1)
  2.09     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, NSJ Acquisition Corp., W.
           Jeptha Thornton, Richard C. Giles, Samuel J. Thornton, The
           1998 Giles Family Trust and The 1998 Thornton Family Trust,
           dated as of February 14, 1998. (1)
  2.10     Amended and Restated Purchase Agreement by and among PFSC
           Acquisition Corp., PFSC Limited Acquisition Corp., Portfolio
           Financial Servicing Company, L.P. and The Partners Listed on
           the Signature Page, dated as of February 14, 1998. (1)
  2.11     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, VC Acquisition Corp.,
           Varilease Corporation, and the Stockholders of such company listed on the Signature Page, dated as of February 14, 1998.
           (1)
  2.12     Amended and Restated Agreement and Plan of Contribution by
           and among UniCapital Corporation, WAG Acquisition Corp., The
           Walden Asset Group, Inc. and the Stockholders of such
           company listed on the Signature Page, dated as of February
           14, 1998. (1)
  2.13     Agreement and Plan of Merger by and among UniCapital
           Corporation, USTEC Acquisition Corp., United States Turbine
           Engine Corp., James K. Neff, Carmit P. Neff and Randall P.
           Fiorenza, dated as of July 27, 1998. (2)
  2.14     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, SFC Acquisition Corp., Saddleback Financial
           Corporation, Warren E. Emard and Stuart Kennedy, dated as of
           July 28, 1998. (3)
  2.15     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, JRI Acquisition Corp., HLC Financial, Inc.,
           Lawrence P. Ciuffitelli and Soron Litman, dated as of July
           28, 1998. (4)
  2.16     Agreement and Plan of Reorganization by and among UniCapital
           Corporation, MYC Acquisition Corp., The Myerson Companies,
           Inc., Donald A. Myerson and Virginia Milke, dated as of
           August 7, 1998. (5)
  3.01     Certificate of Incorporation of UniCapital Corporation, as
           amended. (1)
  3.02     Bylaws of UniCapital Corporation. (1)
  4.01     Credit Agreement by and among UniCapital Corporation,
           NationsBank, National Association and the Lenders party
           thereto, dated as of June 10, 1998. (6)
  4.02     Amended and Restated Transfer and Administration Agreement
           Among Kitty Hawk Funding Corporation, UCP Qualifying SPE
           1998-1 Limited Partnership, UCP Operating SPE 1998-1 Limited
           Partnership, UniCapital Operations Group, Inc., and Bank of
           America, N.A. dated as of August 16, 1999.*
  4.03     Loan and Security Agreement among Kitty Hawk Funding
           Corporation, UCP Borrowing SPE 1998-1 Limited Partnership,
           Portfolio Financial Servicing Company, L.P. and NationsBank,
           N.A. dated as of July 10, 1998. (6)
  4.04     Credit Agreement by and among UniCapital Corporation, First
           Security Bank, National Association, as Trustee,
           NationsBank, National Association, as Agent and as Lender,
           and the Lenders party thereto, dated as of June 10, 1998.
           (8)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  4.05     Credit Agreement by and among UniCapital Corporation, First
           Security Bank, National Association, as Trustee, Lehman
           Commercial Paper Inc., as Agent and as Lender, and the
           Lenders party thereto, dated as of October 6, 1998. (8)
  4.05(a)  Amendment No. 1 dated March 26, 1999.*
  4.05(b)  Amendment No. 2 dated April 28, 1999.*
  4.05(c)  Amendment No. 3 dated August 19, 1999.*
  4.05(d)  Amendment No. 4 dated October 4, 1999.*
  4.05(e)  Amendment No. 5 dated October 21, 1999.*
  4.05(f)  Amendment No. 6 dated October 28, 1999.*
  4.05(g)  Amendment No. 7 dated November 4, 1999.*
  4.05(h)  Amendment No. 8 dated November 8, 1999.*
  4.05(i)  Amendment No. 9 dated March 16, 2000.*
  4.06     Indenture by and among UCP 99-1 LLC I and UCP 99-1 LLC II, as Issuers, UniCapital Operations Group, Inc., as Servicer,
           UniCapital Corporation, as Originator, and Norwest Bank
           Minnesota, National Association, as Indenture Trustee, dated as of August 1, 1999.*
 10.01     Employment Agreement between UniCapital Corporation and John
           L. Guadagno, effective as of August 2, 1999. +*
 10.02     Employment Agreement between UniCapital Corporation and
           Bruce E. Kropschot, effective as of May 20, 1998. +(7)
 10.03     Amended and Restated Employment Agreement between UniCapital
           Corporation and Martin Kalb, effective as of March 1,
           2000. +*
 10.04     Employment Agreement between UniCapital Corporation and
           Steven E. Hirsch, effective as of May 20, 1998. +(7)
 10.05     UniCapital Corporation 1997 Executive Non-Qualified Stock
           Option Plan. (1)
 10.06     Amended and Restated Employment Agreement between UniCapital
           Corporation and Edward A. Jaeckel, effective as of October
           1, 1999. +*
 10.07     UniCapital Corporation 1998 Long-Term Incentive Plan. +(1)
 10.08     UniCapital Corporation 1998 Non-Employee Directors' Stock
           Plan. +(1)
 10.09     UniCapital Corporation 1998 Employee Stock Purchase Plan.
           (1)
 10.10     Amended and Restated Employment Agreement between UniCapital
           Corporation and Robert J. New, effective as of March 1,
           2000. +*
 10.11     Amended and Restated Employment Agreement between UniCapital
           Corporation and Jonathan New, effective as of March 1,
           2000. +*

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 10.12     Employment Agreement between UniCapital Corporation and
           Stuart L. Cauff, effective as of May 20, 1998. +(7)
 21.01     Subsidiaries.*
 23.01     Consent of PricewaterhouseCoopers LLP.*
 27.01     Financial Data Schedule.*

---------------

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

(2) Incorporated by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).

(3) Incorporated by reference to Exhibit 2.02 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).

(4) Incorporated by reference to Exhibit 2.03 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).

(5) Incorporated by reference to Exhibit 2.04 to the Company's Current Report on Form 8-K dated July 27, 1998 (File No. 001-13973).

(6) Incorporated by reference to exhibit with corresponding number filed with the Company's Quarterly Report on Form 10-Q as filed with the Commission on August 14, 1998.

(7) Incorporated by reference to the exhibit with corresponding number filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 (File. No. 333-53779), as filed with the Commission on June 9, 1998.

(8) Incorporated by reference to exhibit with corresponding number filed with the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1999.

LOAN AND CREDIT AGREEMENTS

     The Company and certain of its subsidiaries have entered into the loan and credit agreements listed below, the principal amount of each of which is less than 10% of its assets on a consolidated basis. The Company has not filed copies of such documents but undertakes to provide copies thereof to the Securities and Exchange Commission supplementally upon request.

     (1) Master Loan and Security Agreement by and among UCP Warehouse SPE 1999-2 LLC, UniCapital Corporation, UniCapital Operations Group, Inc. and Morgan Stanley Asset Funding, Inc. dated as of December 23, 1999

     (2) Credit agreement by and among UCP Engines, Inc., UCP Engines Trust, State Street Bank and Trust Company of Connecticut, National Association, Aircraft 22067 Trust and Aircraft 20527 Trust, as Borrowers, Lehman Commercial Paper, Inc., as Lender, Syndication Agent and Administrative Agent, Lehman Brothers Inc., as Arranger, and the Lenders party thereto, dated as of April 28, 1999, as amended by Amendment No. 1 dated October 29, 1999, as further amended by Amendment No. 2 dated

         November 5, 1999, as further amended by Amendment No. 3 dated November 19, 1999.

     (3) Lease Receivables Purchase Agreement by and among Triple-A One Funding Corporation, as Purchaser, Key Corporate Capital, Inc., as Agent, Jacom Computer Services, Inc., Walden Asset Group, Inc., Varilease Corporation, Matrix Funding Corporation, American Capital Resources, Inc., Boulder Capital Group, Inc. and UniCapital Funding Corporation, as Sellers, and UniCapital Operations Group, Inc., as Collection Agent, dated as of October 28, 1999.

     (4) Participation Agreement by and among Aircraft 24497 Trust, Aircraft 24451 Trust, Aircraft 24176 Trust, Aircraft 23983 Trust, Aircraft 23929 Trust, Aircraft 23928 Trust, Aircraft 22689 Trust and Aircraft 22688 Trust, as Borrowers, Aircraft 24497, Inc., Aircraft 24451, Inc. Aircraft 24176, Inc., Aircraft 23983, Inc., Aircraft 23929, Inc., Aircraft 23928, Inc., Aircraft 22689, Inc. and Aircraft 22688, Inc., as Owner Participants, UniCapital Air Group, Inc., the Loan Participants a party thereto, the Head Lessees a party thereto, Wilmington Trust Company, as Trustee and The Chase Manhattan Bank, as Security Agent, dated as of December 20, 1999.

(B) CURRENT REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Miami, State of Florida on March 30, 2000.

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

            SIGNATURE                            CAPACITY                    DATE
            ---------                            --------                    ----
        /s/ ROBERT J. NEW           Chairman and Chief Executive        March 30, 2000
----------------------------------  Officer and a Director
          Robert J. New             (Principal Executive Officer)

         /s/ JONATHAN NEW           Chief Financial Officer             March 30, 2000
----------------------------------  (Principal Financial Officer)
           Jonathan New

       /s/ STUART L. CAUFF          Director                            March 30, 2000
----------------------------------
         Stuart L. Cauff

         /s/ SCOTT BROWN            Director                            March 30, 2000
----------------------------------
           Scott Brown

     /s/ JONATHAN J. LEDECKY        Director                            March 30, 2000
----------------------------------
       Jonathan J. Ledecky

      /s/ ANTHONY K. SHRIVER        Director                            March 30, 2000
----------------------------------
        Anthony K. Shriver

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public......................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders of UniCapital Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UniCapital Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the period from inception (October 9, 1997) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida
February 3, 2000, except for Note 24,
as to which the date is March 28, 2000

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                           ASSETS
Cash and cash equivalents...................................  $   25,849    $    9,772
Restricted cash.............................................     126,637            --
Accounts receivable, net....................................      60,870        41,717
Notes receivable............................................      45,097         9,647
Net investment in finance contracts.........................     856,527       373,383
Equipment under operating leases, net.......................   1,908,686       430,229
Equipment held for sale or lease............................     264,714        79,897
Investments.................................................      20,981        29,548
Property and equipment, net.................................      18,601         8,433
Goodwill, net of accumulated amortization of $28,752 and
  $10,119 respectively......................................     625,180       613,646
Income taxes receivable.....................................       5,872            --
Deposits and other assets...................................      45,567        73,251
                                                              ----------    ----------
     Total assets...........................................  $4,004,581    $1,669,523
                                                              ==========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Recourse debt...............................................  $  455,900    $  196,279
Non-recourse and limited recourse debt......................   2,412,233       471,043
Accounts payable and accrued expenses.......................     115,210        84,967
Security and other deposits.................................      61,185        24,473
Income taxes payable........................................          --         6,353
Deferred income taxes.......................................      82,772        66,522
Other liabilities...........................................      14,988         2,598
                                                              ----------    ----------
     Total liabilities......................................   3,142,288       852,235
                                                              ----------    ----------
Commitments and contingencies (Notes 19 and 24).............          --            --
Minority interest...........................................      23,725            --
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 20,000,000 shares
  authorized, no shares issued and outstanding..............          --            --
Common stock, $.001 par value, 200,000,000 shares
  authorized, 53,512,308 and 51,433,539 shares issued and
  outstanding, respectively.................................          53            51
Additional paid-in capital..................................     808,657       796,960
Stock subscription notes receivable.........................      (3,210)       (3,443)
Accumulated other comprehensive income......................         430         1,064
Retained earnings...........................................      32,638        22,656
                                                              ----------    ----------
     Total stockholders' equity.............................     838,568       817,288
                                                              ----------    ----------
     Total liabilities and stockholders' equity.............  $4,004,581    $1,669,523
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          PERIOD FROM
                                            YEAR ENDED DECEMBER 31,        INCEPTION
                                            -----------------------    (OCTOBER 9, 1997)
                                               1999         1998      TO DECEMBER 31, 1997
                                            ----------   ----------   --------------------
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Income from finance contracts.............  $   70,133   $   30,027        $      --
Rental income from operating leases.......     244,868       68,003               --
Sales of equipment........................     478,381      360,256               --
Gain on sale of finance contracts.........      11,537       23,862               --
Fees, commissions and remarketing income..      30,820       17,300               --
Interest and other income.................      27,015        8,093               --
                                            ----------   ----------        ---------
     Total revenues.......................     862,754      507,541               --
                                            ----------   ----------        ---------
Cost of operating leases..................     112,928       27,841               --
Cost of equipment sold....................     428,094      314,994               --
Interest expense..........................     162,921       35,453               --
Selling, general and administrative
  expenses................................     112,128       63,347            2,137
Goodwill amortization.....................      18,633       10,119               --
                                            ----------   ----------        ---------
     Total expenses.......................     834,704      451,754            2,137
                                            ----------   ----------        ---------
Income (loss) from operations.............      28,050       55,787           (2,137)
Equity in income from minority-owned
  affiliates..............................          --        1,013               --
Minority interest.........................         529           --               --
                                            ----------   ----------        ---------
Income (loss) before taxes................      27,521       56,800           (2,137)
Provision for income taxes................      17,539       32,007               --
                                            ----------   ----------        ---------
       Net income (loss)..................  $    9,982   $   24,793        $  (2,137)
                                            ==========   ==========        =========
Earnings (loss) per common share, basic...  $     0.19   $     0.73        $   (1.62)
Earnings (loss) per common share,
  diluted.................................  $     0.19   $     0.72        $   (1.62)
Weighted average shares outstanding,
  basic...................................  52,664,830   33,841,448        1,319,063
Weighted average shares outstanding,
  diluted.................................  53,817,103   34,353,714        1,319,063

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      STOCK        ACCUMULATED
                                      ADDITIONAL   SUBSCRIPTION       OTHER       RETAINED
                             COMMON    PAID-IN        NOTES       COMPREHENSIVE   EARNINGS    COMPREHENSIVE   TREASURY
                             STOCK     CAPITAL      RECEIVABLE       INCOME       (DEFICIT)      INCOME        STOCK      TOTAL
                             ------   ----------   ------------   -------------   ---------   -------------   --------   --------
                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT INCEPTION
 (OCTOBER 9, 1997)........    $--      $     --      $    --         $   --        $    --       $    --       $  --     $     --
Issuance of 5,276,250
 shares of common stock
 ($2,133 of compensation
 expense recorded)........      5         2,537         (129)            --             --            --          --        2,413
Comprehensive income:
 Net loss.................     --            --           --             --         (2,137)      $(2,137)         --       (2,137)
                                                                                                 -------
   Total comprehensive
     income...............                                                                       $(2,137)
                              ---      --------      -------         ------        -------       =======       -----     --------
BALANCE AT DECEMBER 31,
 1997.....................      5         2,537         (129)            --         (2,137)           --          --          276
Issuance of 1,522,500
 shares of common stock
 ($15,248 of compensation
 expense recorded.........      2        20,367       (3,830)            --             --            --          --       16,539
Issuance of options
 ($2,060 of compensation
 expense recorded.........     --         2,060           --             --             --            --          --        2,060
Issuance of 28,000,000
 shares of common stock,
 net of underwriters
 discounts and offering
 costs....................     28       488,613           --             --             --            --          --      488,641
Issuance of 13,340,901
 shares of common stock to
 founding companies in
 connection with
 mergers..................     13       228,119           --             --             --            --          --      228,132
Issuance of 3,293,888
 shares of common stock
 for additional
 acquisitions.............      3        55,264           --             --             --            --          --       55,267
Payments received on stock
 subscription notes
 receivable...............     --            --          516             --             --            --          --          516
Comprehensive income:
 Net income...............     --            --           --             --         24,793       $24,793          --       24,793
 Other comprehensive
   income:
 Net unrealized gain on
   securities, net of
   deferred taxes of
   $653...................     --            --           --          1,064             --         1,064          --        1,064
                                                                                                 -------
   Total comprehensive
     income...............                                                                       $25,857
                              ---      --------      -------         ------        -------       =======       -----     --------
BALANCE AT DECEMBER 31,
 1998.....................     51       796,960       (3,443)         1,064         22,656            --          --      817,288
Issuance of 2,140,372
 shares of common stock in
 connection with earnouts
 for companies acquired in
 1998.....................      2        11,464           --             --             --            --         651       12,117
Cancellation of 36,633
 shares of common stock in
 connection with
 indemnification claims
 for companies acquired in
 1998.....................     --          (311)          --             --             --            --          --         (311)
Issuance of 125,030 shares
 of common stock in
 connection with employee
 stock purchase plan......     --           544           --             --             --            --          --          544
Repurchase of 150,000
 shares of common stock...     --            --           --             --             --            --        (651)        (651)
Payments received on stock
 subscription notes
 receivable...............     --            --          233             --             --            --          --          233
Comprehensive income:
Net income................     --            --           --             --          9,982       $ 9,982          --        9,982
Other comprehensive
 income:
Change in net unrealized
 gain on securities (net
 of deferred taxes of
 $566)....................     --            --           --           (924)            --          (924)         --         (924)
Foreign currency
 translation adjustment...     --            --           --            290             --           290          --          290
                                                                                                 -------
   Total comprehensive
     income...............                                                                       $ 9,348
                              ---      --------      -------         ------        -------       =======       -----     --------
BALANCE AT DECEMBER 31,
 1999.....................    $53      $808,657      $(3,210)        $  430        $32,638                     $  --     $838,568
                              ===      ========      =======         ======        =======                     =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED                PERIOD FROM
                                                                    DECEMBER 31,                INCEPTION
                                                              -------------------------   (OCTOBER 9, 1997) TO
                                                                 1999          1998         DECEMBER 31, 1997
                                                              -----------   -----------   ---------------------
                                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $     9,982   $    24,793          $(2,137)
Adjustments to reconcile net income (loss) to net cash
  provided
  By (used in) operating activities:
  Depreciation and amortization.............................      141,561        43,864               --
  Deferred income tax expense...............................       16,250        22,123               --
  Provision for credit losses...............................        8,333           814               --
  Compensation expenses related to equity issuances.........           --        17,308            2,133
  Gain on sale of finance contracts.........................      (11,537)      (23,862)              --
  Gain on sales of equipment................................      (50,287)      (45,262)              --
  Gain on sale of equity interest in subsidiary.............       (8,969)
  Equity in income from minority-owned affiliates...........           --        (1,013)              --
  Minority interest.........................................          529            --               --
  Changes in other assets and liabilities:..................
    Restricted cash.........................................      (92,150)           --               --
    Accounts and notes receivable...........................      (54,603)      (36,686)              --
    Income taxes receivable.................................       (5,872)           --               --
    Deposits and other assets...............................       13,908       (21,165)            (601)
    Accounts payable and accrued expenses...................       47,016        12,732              355
    Security and other deposits.............................       36,712         4,724               --
    Income taxes payable....................................       (6,353)        2,187               --
    Other liabilities.......................................       12,390       (27,186)              --
                                                              -----------   -----------          -------
      Net cash provided by (used in) operating activities...       56,910       (26,629)            (250)
                                                              -----------   -----------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................      (12,912)       (6,796)              --
Proceeds from sale of finance contracts.....................      319,188       350,205               --
Proceeds from sales of equipment............................      320,802       308,004               --
Proceeds from sale of equity interest in subsidiary.........       33,328            --               --
Collection of direct financing and sales-type leases, net of
  finance income earned.....................................      238,873       138,103               --
Investment in direct financing and sales-type leases and
  purchases of equipment for sale or lease..................   (2,831,442)   (1,107,834)              --
Cash paid for acquisitions, net of cash acquired............           --      (393,731)              --
Cash paid under earnout agreements for companies acquired in
  1998......................................................      (16,773)           --               --
Increase (decrease) in investments, net.....................        3,021        (9,325)              --
                                                              -----------   -----------          -------
      Net cash used in investing activities.................   (1,945,915)     (721,374)              --
                                                              -----------   -----------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from recourse debt.................................      957,519       543,884               --
Repayment of recourse debt..................................     (697,898)     (496,311)              --
Proceeds from non-recourse and limited recourse debt........    2,336,299       483,866               --
Repayment of non-recourse and limited recourse debt.........     (655,933)     (262,139)              --
Change in restricted cash...................................      (34,487)           --               --
Purchase of treasury stock..................................         (651)           --               --
Proceeds from issuance of common stock, net of offering
  costs
  of $11,439................................................           --       489,931              280
Repayment of subordinated debt assumed in acquisitions......           --        (2,002)              --
Proceeds received on subscription notes receivable..........          233           516               --
                                                              -----------   -----------          -------
      Net cash provided by financing activities.............    1,905,082       757,745              280
                                                              -----------   -----------          -------
Increase in cash and cash equivalents.......................       16,077         9,742               30
Cash and cash equivalents at beginning of period............        9,772            30               --
                                                              -----------   -----------          -------
Cash and cash equivalents at end of period..................  $    25,849   $     9,772          $    30
                                                              ===========   ===========          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                      YEAR ENDED            PERIOD FROM
                                                     DECEMBER 31,            INCEPTION
                                                  ------------------   (OCTOBER 9, 1997) TO
                                                    1999      1998       DECEMBER 31, 1997
                                                  --------   -------   ---------------------
                                                            (DOLLARS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest........................  $139,068   $28,709           $ --
                                                  ========   =======           ====
  Cash paid for income taxes....................  $ 13,513   $ 5,422           $ --
                                                  ========   =======           ====
Supplemental disclosure of cash flow information
  for non-cash items:
  Stock subscription notes receivable received
     as consideration for issuance of common
     stock......................................  $     --   $ 3,830           $129
                                                  ========   =======           ====
  Debt assumed by buyers as consideration on
     sales of equipment.........................  $ 53,254   $    --           $ --
                                                  ========   =======           ====
  Notes received as partial consideration on
     sales of aircraft and aircraft engines.....  $ 23,461   $11,492           $ --
                                                  ========   =======           ====
  Debt assumed in connection with the
     acquisition of aircraft and aircraft
     engines....................................  $314,078   $39,558           $ --
                                                  ========   =======           ====
  Equipment received in exchange for investment
     in minority-owned affiliate in nonmonetary
     transaction................................  $  5,546   $    --           $ --
                                                  ========   =======           ====
  Common stock issued in connection with
     earnouts for companies acquired in 1998....  $ 12,117   $    --           $ --
                                                  ========   =======           ====

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

     The Company originates, acquires, sells and services equipment leases and arranges structured financing in the computer and telecommunications equipment, large ticket and structured finance, middle market and small ticket areas of the equipment leasing industry. In addition, the Company provides lease administration and processing services, which include the servicing of certain leases sold to third parties. The Company's leases and structured financing arrangements cover a broad range of equipment, including aircraft, aircraft engines and aircraft equipment, computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes, petroleum retail equipment and vending machines.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of UniCapital Corporation and its wholly owned subsidiaries, its majority-owned subsidiaries, as well as the results of operations of the Company's investments accounted for under the equity method. The minority interest related to consolidated majority-owned subsidiaries has been reported as minority interest in the Company's Consolidated Balance Sheets and the earnings related to the outside interests have been reported as minority interest in the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates. Estimates are made in the assessment of collectibility of receivables and finance contracts, recovery of estimated unguaranteed residual values of leased equipment, depreciable lives, impairment of goodwill and other intangible assets, and the related estimated lives of such assets, and estimates of expected maintenance and overhaul costs in connection with certain leases of aircraft.

  COMPREHENSIVE INCOME

     In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Other comprehensive income refers to revenue, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. The Company has elected to present other comprehensive income in the Consolidated Statements of Stockholders' Equity, with the accumulated balance of other comprehensive income reported as a separate component of stockholders' equity in the Consolidated Balance Sheets.

  CASH AND CASH EQUIVALENTS

     The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents.

  FINANCE CONTRACTS

     Net investment in finance contracts principally includes direct finance leases and sales-type leases. Direct finance leases include gross rentals receivable, estimates of unguaranteed equipment residual values and unamortized initial direct costs less the unamortized portion of unearned finance income, and is reflected net of the allowance for credit losses. Unearned finance income represents the excess of the gross rentals receivable plus the estimated unguaranteed equipment residual value over the cost of the equipment acquired. Initial direct costs are capitalized and amortized over the lease term under the interest method.

     Revenue from direct finance leases is recognized over the lease term under the interest method which results in a level rate of return on the net investment in the lease.

     Sales-type leases include gross rentals receivable and estimates of unguaranteed equipment residual values less unearned finance income, and is reflected net of the allowance for credit losses. Unearned finance income represents the excess of the gross rentals receivable plus the estimated unguaranteed equipment residual value over the present value of these two components.

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

  OPERATING LEASES

     Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the equipment's estimated useful life to its estimated salvage value. Generally, aircraft, aircraft engines and aircraft equipment are depreciated over estimated useful lives of 30 years from the date of manufacture to a 15% estimated salvage value. Technology equipment is generally depreciated over an estimated useful life of 3 to 7 years. In estimating the equipment's salvage value for all types of equipment, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure continued appropriateness; however, the amounts the Company will ultimately realize could differ from those estimates.

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

  ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses represents management's estimate of potential losses inherent in the existing lease portfolio. The allowance for credit losses is increased by the provision for credit losses charged to expense and reduced by credit exposures charged off, net of recoveries. The provision for credit losses is determined based on management's assessment of several factors including, but not limited to, current and anticipated economic conditions and the related impact on specific lessees and industry groups, collateral values and credit quality indicators, historical credit loss experience, reviews and evaluations of specific credit exposures and changes in the nature and volume of the lease portfolio. In evaluating the adequacy of the allowance, management makes certain estimates and assumptions which are susceptible to change in the near term. While management uses available information to recognize credit losses, future additions to the allowance may be necessary based on changes in economic conditions.

  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the recognition of an impairment loss for an asset held for use is required when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of an impairment loss is to be recognized based on the fair value of the asset. Fair value reflects the underlying economic value of the asset, in normal market conditions (where supply and demand are in reasonable equilibrium) and assumes adequate time for a sale and a willing buyer and seller. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of assets simultaneously or to dispose of assets quickly. The fair value of the assets is based on independent valuations of the assets and/or estimates of discounted future cash flows. SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated disposal costs.

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

  DERIVATIVES

     Derivative financial instruments, as defined in Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", used by the Company primarily include interest rate swaps. These derivative financial instruments are used as hedges on specific transactions to synthetically alter the repricing characteristics of the related assets and liabilities. Risks arise from the use of such instruments from the possible inability of the counterparties to meet the terms of their contracts and from market movements in values and interest rates. Management believes, however, that the potential losses from such risks related to derivative instruments held at December 31, 1999 are not significant.

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

  GOODWILL

     Goodwill represents the excess of purchase price over fair value of identifiable tangible and intangible assets and liabilities acquired. Amortization of goodwill is recognized on a straight-line basis over the expected periods to be benefited, generally 15 to 40 years. The Company periodically reviews goodwill for impairment whenever events or changes in circumstances indicate that it may not be recoverable. In such an event, goodwill in excess of expected operating cash flows would be considered to be impaired and would be written down to fair value, determined based on discounted future cash flows. There was no impairment at December 31, 1999 or 1998.

  INCOME TAXES

     Income taxes are accounted for using the asset and liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided, where necessary, to reduce deferred taxes to the amount expected to be realized.

  TRANSFERS OF FINANCE CONTRACTS

     The Company accounts for transfers of finance contracts in accordance with Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under SFAS 125, upon a transfer of financial assets, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. In addition, the Company initially measures retained interests in the transferred assets by allocating the finance contracts carrying amount to interests retained and sold based on relative fair values at the date of transfer.

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

  STOCK OPTIONS

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting under SFAS 123 had been applied. The Company has elected to apply the provisions of APB No. 25 in the preparation of its consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 in the notes to the consolidated financial statements.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The differences between the carrying values and the fair values of the Company's financial instruments at December 31, 1999 and 1998 were not significant due to their short-term maturity and variable-interest rate characteristics.

  CONCENTRATION OF CREDIT RISK

     A substantial portion of the Company's leases are concentrated in certain industries, including the commercial aircraft, technology and telecommunications industries. To the extent that the economic or regulatory conditions prevalent in such industries change, the lessees' ability to honor their lease obligations may be adversely impacted. Such risk is mitigated, in part, through the Company's deposit and collateral requirements under lease arrangements and its continuous monitoring of exposure to credit losses.

     Our leases are collateralized by the equipment as well as, in some cases, a personal guarantee provided by the principal of the lessee. We manage credit risk through diversifying our customer base, geographic location of lessees and the type of business equipment leased. We believe that prepayment risks are mitigated by the non-cancelable nature of the majority of our leases.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to the current presentation.

NOTE 3--ACQUISITIONS

     During 1999, the Company acquired, through its wholly-owned subsidiary UniCapital Air Group, Inc., the equity interest in a portfolio of 36 commercial aircraft, with an appraised fair value of approximately $1.32 billion, from GE Capital Aviation Services, Inc., a division of General Electric Capital Corporation. The acquisition closed simultaneously with a securitization, entitled Aircraft Finance Trust, which provided non-recourse financing.

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

     The following table presents the aggregate consideration paid in connection with the Company's acquisitions during 1998:

                                               SHARES OF    VALUE OF                                   GOODWILL
                                                 COMMON      COMMON        TOTAL         DATE OF     AMORTIZATION
                                       CASH      STOCK       STOCK     CONSIDERATION   ACQUISITION      PERIOD
                                      ------   ----------   --------   -------------   -----------   ------------
                                             (IN MILLIONS, EXCEPT SHARE DATA)                         (IN YEARS)
BIG TICKET GROUP:
  Cauff Lippman Aviation, Inc.......  $ 51.5    1,684,210    $ 28.8       $ 80.3         5/20/98          40
  Jumbo Jet (and related
    entities).......................    15.4           --        --         15.4         6/30/98          40
  The NSJ Group, Inc................    16.0      561,978       9.6         25.6         5/20/98          40
  United States Turbine Engine
    Corp............................    50.0    2,739,726      46.0         96.0         7/27/98          20
TECHNOLOGY AND FINANCE GROUP:
  American Capital Resources, Inc...    20.4    1,071,051      18.3         38.7         5/20/98          40
  Jacom Computer Services, Inc......   128.0    3,368,368      57.6        185.6         5/20/98          40
  Matrix Funding Corporation........    19.4    1,035,811      17.7         37.1         5/20/98          40
  Municipal Capital Markets Group,
    Inc.............................     7.0      370,656       6.3         13.3         5/20/98          20
  Varilease Corporation.............    36.8    1,934,371      33.1         69.9         5/20/98          40
  The Walden Asset Group, Inc.......    21.0    1,105,182      18.9         39.9         5/20/98          40
BUSINESS CREDIT GROUP:
  Boulder Capital Group, Inc........     7.1      371,053       6.3         13.4         5/20/98          40
  HLC Financial, Inc................     4.3      224,096       3.8          8.1         7/28/98          40
  K.L.C., Inc. (d/b/a Keystone).....    27.9    1,468,420      25.1         53.0         5/20/98          40
  Merrimac Financial Associates.....      --      178,750       3.1          3.1         5/20/98          40
  The Myerson Companies, Inc. (d/b/a
    BSB Leasing)....................     3.1      167,740       2.9          6.0          8/7/98          40
  Saddleback Financial
    Corporation.....................     3.0      162,326       2.7          5.7         7/28/98          40
CORPORATE DIVISION:
  Portfolio Financial Servicing
    Company, L.P....................      --      191,051       3.2          3.2         5/19/98          15
                                      ------   ----------    ------       ------
                                      $410.9   16,634,789    $283.4       $694.3
                                      ======   ==========    ======       ======

     In addition to the consideration presented in the table above, the selling shareholders of each acquired company, excluding Portfolio Financial Servicing Company, L.P. and Jumbo Jet (and related entities), may, pursuant to certain earnout arrangements, receive additional consideration based on targeted levels of earnings. The earnout arrangements are generally effective for a two year period, except for Cauff Lippman Aviation, Inc., The NSJ Group, Inc., Boulder Capital Group, Inc., Saddleback Financial Corporation and HLC Financial, Inc., which will be effective over a three year period. Contingent consideration, if earned, will be paid in a combination of cash and the Company's Common Stock and recorded as additional purchase price. In 1999, the Company paid $19.6 million in contingent consideration for 1998, $12.0 million in cash and $7.6 million in Common Stock pursuant to the earnout provisions of various acquisition agreements entered into in 1998. The Company also paid, in 1999,

$9.3 million in contingent consideration for 1999, $4.8 million in cash and $4.5 million in Common Stock pursuant to the earnout provisions of various acquisition agreements entered into in 1998. As of December 31, 1999, the Company estimated that certain of the acquired companies had earned, in the aggregate, approximately $22.8 million in contingent consideration for the year ended December 31, 1999 to be paid in a combination of $13.2 million in cash and $9.6 million in Common Stock pursuant to the earnout provisions of various acquisition agreements entered into in 1998. The determination of diluted earnings per share for the year ended December 31, 1999 includes the dilutive effect of the contingent shares expected to be issued pursuant to the earnout arrangements.

     The following table presents the fair value of assets acquired, fair value of liabilities assumed, Common Stock issued and the net cash paid, in the aggregate, for acquisitions in 1998 (in thousands):

Fair value of assets acquired..............................  $1,312,949
Fair value of liabilities assumed..........................    (618,616)
Common stock issued........................................    (283,399)
                                                             ----------
Cash paid for acquisitions.................................     410,934
Cash and cash equivalents acquired.........................     (17,203)
                                                             ----------
     Total cash paid for acquisitions, net of cash
       acquired............................................  $  393,731
                                                             ==========

     Following is management's brief description of each company acquired during 1998:

  Big Ticket Division:

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

     UniCapital Aircraft Engine Group, Inc., formerly known as United States Turbine Engine Corp., purchases, manages the refurbishment process, sells and leases commercial aircraft engines and provides a broad range of engine management services to airlines, financial institutions and other lessors.

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

     UniCapital Securities Corp., formerly known as Municipal Capital Markets Group, Inc., arranges structured financing, primarily for community-based mental health/mental retardation facilities and correctional facilities.

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

     Merrimac Financial Associates, Inc. provides equipment financing to operating companies engaged in the coin-operated, vending, amusement and coffee service businesses.

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

  Corporate Division:

     UniCapital Operations Group, Inc., formerly known as Portfolio Financial Servicing Company, L.P., provides lease administration and processing services, including lease accounting for both financial reporting and federal income tax purposes, lien searches, UCC filings, asset tracking, insurance tracking, preparation of sales, use and property tax returns, invoicing and collections.

NOTE 4--UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The unaudited pro forma financial information for the year ended December 31, 1998 includes the results of UniCapital Corporation combined with the Founding Companies and subsequent acquisitions as if all acquisitions had occurred at January 1, 1998. This unaudited pro forma financial information includes the effects of (a) the acquisition of the Founding Companies; (b) the Offering; (c) the subsequent acquisitions; (d) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies and the subsequent acquisitions to which they have contractually agreed prospectively; (e) amortization of goodwill; (f) the incremental provision for federal and state income taxes assuming all entities were subject to corporate federal and state income taxes; and (g) the incremental costs of being a public company.

     The unaudited pro forma financial information may not be comparable to and may not be indicative of the Company's results of operations subsequent to the acquisitions because the Founding Companies and the subsequent acquisitions were not under common control or management and had different tax and capital structures during the periods presented.

                                               YEAR ENDED DECEMBER 31, 1998
                                             ---------------------------------
                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Total revenues.............................              $672,081
Income before taxes........................              $100,413
Net income.................................              $ 55,372
Earnings per common share, basic...........              $   1.10
Earnings per common share, diluted.........              $   1.08

NOTE 5--FINANCE CONTRACTS

     The Company's balance of net investment in finance contracts was comprised of the following components at December 31, 1999 and 1998 (in thousands):

                                                      DECEMBER 31,
                                                 ----------------------
                                                    1999         1998
                                                 ----------    --------
Future minimum lease rentals receivable........  $1,029,195    $369,249
Estimated unguaranteed residual values.........     128,824      64,804
Initial direct costs...........................      15,804       3,438
Unearned finance income........................    (310,184)    (59,540)
Allowance for credit losses....................      (7,112)     (4,568)
                                                 ----------    --------
Net investment in finance contracts............  $  856,527    $373,383
                                                 ==========    ========

     At December 31, 1999 future scheduled minimum lease rentals receivable on direct financing and sales-type leases were as follows (in thousands):

2000.......................................................  $  284,797
2001.......................................................     253,061
2002.......................................................     162,824
2003.......................................................      96,230
2004.......................................................      56,554
Thereafter.................................................     175,729
                                                             ----------
     Total.................................................  $1,029,195
                                                             ==========

     The following table sets forth the Company's allowance for credit losses on finance contracts receivables for the years ended December 31, 1999 and 1998 (in thousands):

Balance at December 31, 1997................................  $    --
Allowances related to leases acquired through business
  combinations..............................................    5,371
Provision for credit losses.................................      814
Charge-offs, net of recoveries..............................   (1,617)
                                                              -------
Balance at December 31, 1998................................  $ 4,568
Provision for credit losses.................................    8,333
Charge-offs, net of recoveries..............................   (5,789)
                                                              -------
Balance at December 31, 1999................................  $ 7,112
                                                              =======

NOTE 6--EQUIPMENT UNDER OPERATING LEASES

     The cost and accumulated depreciation of equipment under operating leases at December 31, 1999 and 1998 are as follows (in thousands):

                                                      DECEMBER 31,
                                                 ----------------------
                                                    1999         1998
                                                 ----------    --------
Aircraft.......................................  $1,826,342    $364,851
Aircraft engines...............................      34,636       6,500
Technology.....................................     152,005      81,748
Other..........................................       4,167       1,071
                                                 ----------    --------
                                                  2,017,150     454,170
Accumulated depreciation.......................    (108,464)    (23,941)
                                                 ----------    --------
                                                 $1,908,686    $430,229
                                                 ==========    ========

     At December 31, 1999, future scheduled minimum lease contract payments to be received under operating leases were as follows (in thousands):

2000........................................................  $245,826
2001........................................................   206,572
2002........................................................   161,194
2003........................................................   117,099
2004........................................................    70,640
Thereafter..................................................    82,031
                                                              --------
     Total..................................................  $883,362
                                                              ========

     Included in income for the years ended December 31, 1999 and 1998 was $17.6 and $13.3 million of contingent rentals, respectively. Depreciation expense related to equipment under operating leases recorded during the years ended December 31, 1999 and 1998 was $100.4 million and $23.9 million, respectively.

NOTE 7--EQUIPMENT HELD FOR SALE OR LEASE

     The following is a summary of equipment held for sale or lease at December 31, 1999 and 1998 (in thousands):

                                                       DECEMBER 31,
                                                    -------------------
                                                      1999       1998
                                                    --------    -------
Aircraft..........................................  $101,034    $14,438
Aircraft engines..................................    80,780     26,310
Technology........................................    76,839     32,637
Other.............................................     6,235      6,614
                                                    --------    -------
                                                     264,888     79,999
Accumulated depreciation..........................      (174)      (102)
                                                    --------    -------
                                                    $264,714    $79,897
                                                    ========    =======

     Depreciation expense related to equipment held for sale or lease recorded during the years ended December 31, 1999 and 1998 was $.07 million and $.1 million respectively.

NOTE 8--INVESTMENTS

     The following is a summary of investments at December 31, 1999 and 1998 (in thousands):

                                                        DECEMBER 31,
                                                     ------------------
                                                      1999       1998
                                                     -------    -------
Available-for-sale securities......................  $16,801    $16,058
Investment in joint ventures and minority-owned
  affiliates.......................................    4,180     13,490
                                                     -------    -------
     Total.........................................  $20,981    $29,548
                                                     =======    =======

  Available-for-sale Securities

     The following is a summary of available-for-sale securities held at December 31, 1999 and 1998 (in thousands):

                                             GROSS        GROSS
                                           UNREALIZED   UNREALIZED    FAIR
                                  COST       GAINS        LOSSES      VALUE    EXPECTED MATURITY
             1999                -------   ----------   ----------   -------   -----------------
Retained Interests (Note 11)...  $16,138     $  226        $ --      $16,364   November 1, 2001
                                                                                to July 1, 2009
Municipal debt securities......      142         --          --          142    July 1, 2000 to
                                                                                 July 1, 2001
Equity securities, with no
  Maturity.....................      295         --          --          295
                                 -------     ------        ----      -------
                                 $16,575     $  226        $ --      $16,801
                                 =======     ======        ====      =======
1998

Retained Interests (Note 11)...  $11,189     $1,452        $ --      $12,641  January 1, 1999 to
                                                                               December 31, 2008
Municipal debt securities......    1,898        163          --        2,061   December 31, 2023
Equity securities, with no
  Maturity.....................    1,254        129         (27)       1,356
                                 -------     ------        ----      -------
                                 $14,341     $1,744        $(27)     $16,058
                                 =======     ======        ====      =======

     Sales of available-for-sale securities were not significant for the year ended December 31, 1999. There were no sales of available-for-sale securities for the year ended December 31, 1998.

  Investment in Joint Ventures and Minority-owned Affiliates

     Joint ventures and minority-owned affiliates represent companies in the same line of business as the Company and are accounted for under the equity method.

NOTE 9--PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 1999 and 1998 (in thousands):

                                                    DECEMBER 31,
                                                  -----------------    ESTIMATED
                                                   1999       1998       LIFE
                                                  -------    ------    ---------
Furniture and fixtures..........................  $ 4,071    $2,718      7 years
Computer and office equipment...................   13,422     4,389    3-5 years
Leasehold improvements and other................    5,010     2,234    3-5 years
                                                  -------    ------
                                                   22,503     9,341
Accumulated depreciation........................   (3,902)     (908)
                                                  -------    ------
                                                  $18,601    $8,433
                                                  =======    ======

     Depreciation expense related to property and equipment recorded during the years ended December 31, 1999 and 1998 was $3.2 million and $0.9 million respectively.

NOTE 10--DEBT

  Credit Facilities

     We have in place a series of credit facilities (the "Senior Credit Facilities") which consist of the following: (i) a $300.0 million recourse Corporate Revolving Credit Facility primarily to finance working capital needs (the "Revolving Facility"); (ii) two asset-backed commercial paper facilities totaling $400.0 million to finance small ticket and middle market leases, consisting of a limited recourse Equipment Lease Receivable Purchase Facility (the "Purchase Facility") and a recourse Equipment Lease Receivable Financing Facility (the "Financing Facility"), (iii) a $200.0 million limited recourse Warehouse Facility to finance small ticket and middle market leases ("Warehouse Facility"); and (iv) a $400.0 million non-recourse Special Purpose Entity Large Ticket Warehouse Facility primarily to finance the purchase and leasing of aircraft and aircraft engines (the "Aircraft Facility"). As discussed in Note 11, the transfer of finance contracts into the Purchase Facility may be treated as a sale under the provisions of SFAS 125 provided certain criteria are met and, accordingly, may not be recorded as debt. Management expects to renew or extend these facilities upon expiration.

     Substantially all of the Company's assets, including receivables under finance contracts and equipment under operating leases, are pledged against the Company's obligations under the credit facilities discussed above. In addition, the credit facilities contain covenants, including, but not limited to, limitations on liens, investments, dividends and other restricted payments, incurrence of recourse indebtedness, transactions with affiliates and acquisitions, as well as various financial covenants customary for transactions of this type, including ratios of recourse and limited recourse debt to tangible net worth, cash flow to interest and rents, and maintenance at all times of a defined minimum tangible net worth. The amount of dividends that the Company may declare must be approved by the financial institution providing certain of the Senior Credit Facilities. The Company was in compliance with the covenants under these facilities at December 31, 1999.

  Other Debt

     The Company, from time to time, obtains non-recourse and limited recourse debt financing for the acquisition of equipment from various third parties in which the underlying equipment serves as collateral for the debt. At December 31, 1999 and 1998, the Company's balance of non-recourse and limited recourse debt under such arrangements included debt related to the acquisition of aircraft and aircraft engines.

     Included in these amounts are five classes of asset backed notes issued in a private placement offering by Aircraft Finance Trust, a majority-owned consolidated subsidiary. The Class A-1 notes have an interest rate of LIBOR + 0.48%, the Class A-2 notes have an interest rate of LIBOR + 0.50%, the Class B notes have an interest rate of LIBOR + 1.15%, the Class C notes have an interest rate of 8.0% and the Class D notes have an interest rate of 11.0%. Collections of lease rental payments related to designated aircraft leased under operating leases included in Aircraft Finance Trust are applied to the repayment of the notes in the order of priority specified in the related trust indenture. Although the notes have a stated maturity date of May 15, 2024, the expected maturities of the notes range from May 15, 2004 to August 15, 2016 as a result of the application of expected cash flows from the underlying leases. On January 20, 2000, Aircraft Finance Trust completed an exchange offer whereby

Aircraft Finance Trust issued four classes of new notes, also designated Class A-1, Class A-2, Class B and Class C (the Exchange Notes), in exchange for the four corresponding classes of the initial notes. The terms of the "Exchange Notes" are identical in all material respects to the initial notes except that the Exchange Notes are registered under the Securities Act of 1933, as amended. The amount outstanding at December 31, 1999 was $1,176.0 million, with a weighted average interest rate of 6.47%.

     Also included in the aircraft and aircraft engine debt is a loan arrangement in the amount of $40.5 million, to fund the purchase of the equity interest in the portfolio of 36 commercial aircraft that we acquired from GE Capital Aviation Services on May 5, 1999 and for general corporate purposes. The loan has an interest rate of LIBOR plus 400 basis points, and expires in December 2000 or such earlier date as defined in the agreement. The loan is secured by a security interest in the aircraft and engine assets held by the special purpose entities which are borrowers under the loan arrangement. As of December 31, 1999, the outstanding principal balance was $30.9 million at an interest rate of 10.5%.

     The Company, from time to time, transfers finance contracts to third parties in the normal course of business. These transactions are accounted for under the provisions of SFAS 125. Those transfers that are accounted for as sale transactions are discussed in Note 11. Those transfers which do not meet the derecognition criteria of SFAS 125 are accounted for as financing transactions and are included in the table below as discounted lease receivables. Under such an arrangement, the principal and interest obligations of the related debt are funded by the cash flows from collections on the underlying leases which are generally collected directly by the creditor. In the event of default by the lessee, the Company is not contractually obligated to repay the outstanding balance of the related debt. Creditors may, however, have recourse to the Company's retained interest, if any, in the equipment's residual value. In addition, certain transfers contain limited-recourse provisions (see Note 19).

     During the year ended December 31, 1999, in connection with a private placement securitization transaction, the Company issued Equipment Contract Backed Notes ("Notes") consisting of four tranches of Class A Notes, as well as B and C Class Notes. The Class A Notes benefit from a surety bond issued by Ambac Assurance Corp. The debt associated with these Equipment Contract Backed Notes is non-recourse and collections on the related finance contracts are applied to the repayment of the Notes in accordance with certain priorities. Although the Notes have stated maturities ranging from September 23, 2000 to January 23, 2007 the actual maturities will vary due to the extent and timing of the collections of the underlying finance contracts. The Notes bear fixed interest rates with a weighted average interest rate of 6.87%.

     The following table summarizes the credit facilities and other debt discussed above as of December 31, 1999 (in thousands, except interest rate data):

                                                     WEIGHTED AVERAGE
                                    BALANCE AT       INTEREST RATE AT     CONTRACTUAL
                                 DECEMBER 31, 1999   DECEMBER 31, 1999   INTEREST RATE       MATURITY
                                 -----------------   -----------------   --------------  -----------------
CREDIT FACILITIES:
Senior Credit Facilities:
  Revolving Facility...........     $  252,480             9.10%         Prime plus 150
                                                                         basis points
                                                                         or LIBOR plus
                                                                         250 basis
                                                                         points            June 10, 2001
Warehouse Facility.............         27,447             7.00%         LIBOR plus 80
                                                                         basis points    December 22, 2000
  Purchase Facility............        168,655             6.90%         Commercial
                                                                         paper plus 82
                                                                         basis points     August 15, 2000
  Financing Facility...........        194,110             6.90%         Commercial
                                                                         paper plus 82
                                                                         basis points     August 15, 2000
  Aircraft Facility............        270,448             9.70%         Prime plus 175
                                                                         basis points
                                                                         or LIBOR plus
                                                                         325 basis
                                                                         points          December 31, 2000

OTHER DEBT:
Non-recourse debt Related to         1,541,033             7.36%         6.36% to             Various
  acquisition of aircraft and                                            12.77%             maturities
  aircraft engines.............                                                          extending through
                                                                                               2024
Discounted lease receivables...        223,322             8.24%         6.0% to 13.0%        Various
                                                                                            maturities
                                                                                         extending through
                                                                                               2005
Equipment Contract Backed              181,329             6.87%                              Various
  Notes........................                                                             maturities
                                                                                          through January
                                                                                               2007
  Other recourse debt..........          9,309             9.00%                           Thirty days,
                                                                                         automatic renewal
                                    ----------
    Total......................     $2,868,133
                                    ==========

     The following table summarizes the credit facilities and other debt discussed above as of December 31, 1998 (in thousands, except interest rate data):

                                                  WEIGHTED AVERAGE
                                 BALANCE AT       INTEREST RATE AT
                              DECEMBER 31, 1998   DECEMBER 31, 1998        CONTRACTUAL INTEREST RATE
                              -----------------   -----------------   -----------------------------------
CREDIT FACILITIES:
Senior Credit Facilities:
  Revolving Facility........      $163,120              7.08%         Prime plus 50 basis points or LIBOR
                                                                      plus 150 basis points
  Aircraft Warehouse                52,040              7.29%
    Facility (terminated                                              Prime plus 75 basis points or LIBOR
    June 1999)..............                                          plus 175 basis points
  Financing Facility........        32,844              6.16%         Commercial paper plus 82 Basis
                                                                      points
  Aircraft Facility.........       134,030              7.32%         Prime plus 75 basis points or LIBOR
                                                                      plus 175 basis points

OTHER DEBT:
Non-recourse debt Related to
  Acquisition of Aircraft
  and Aircraft engines......        60,564              9.39%         7.53% to 11.18%
Discounted lease
  Receivables...............       222,399              8.02%         7.41% to 8.52%
Other notes Payable.........         2,010              6.00%         6.00%
Other recourse Debt.........           315              8.04%         8.00% to 8.25%
                                  --------
    Total...................      $667,322
                                  ========

     The following table presents scheduled principal maturities of non-recourse debt related to the acquisition of aircraft and aircraft engines, discounted lease receivables and other recourse debt outstanding at December 31, 1999 for each of the next five years and thereafter:

                                       NON-RECOURSE
                                       DEBT RELATED      DISCOUNTED      OTHER
                                     TO AIRCRAFT AND        LEASE       RECOURSE
                                     AIRCRAFT ENGINES    RECEIVABLES      DEBT        TOTAL
                                     ----------------    -----------    --------    ----------
2000...............................     $  273,028        $108,003       $9,309     $  390,340
2001...............................         23,984          66,268           --         90,252
2002...............................             --          32,713           --         32,713
2003...............................         23,822          12,873           --         36,695
2004...............................         18,671           3,425           --         22,096
Thereafter.........................      1,201,528              40           --      1,201,568
                                        ----------        --------       ------     ----------
     Total.........................     $1,541,033        $223,322       $9,309     $1,773,664
                                        ==========        ========       ======     ==========

     At December 31, 1999 and 1998, included in deposits and other assets in the accompanying consolidated balance sheets are $19.3 million and $17.5 million, respectively, of deferred loan costs incurred to secure the Senior Credit Facilities discussed above. These costs are amortized over the contractual terms of those facilities. Total amortization expense of deferred loan costs for the years ended December 31, 1999 and 1998 were $12.6 million and $4.5 million, respectively.

NOTE 11--SALES OF FINANCE CONTRACTS

     The Company transfers finance contracts to third parties in the normal course of business, which are accounted for as sales of finance contracts under the provisions of SFAS 125. In these transactions, the Company records a gain on the sale of finance contracts, and may additionally retain servicing rights and retain certain interests in the residual cash flows of the underlying receivables.

     Under the terms of the Purchase Facility discussed in Note 10, the Company may transfer finance contracts (the "Net Investment") of up to $200.0 million of small ticket and middle market lease receivables meeting certain eligibility requirements. In a transfer of finance contracts to the Purchase Facility, the Company transfers a pool of finance contracts to a wholly-owned, bankruptcy remote, qualifying special purpose entity. This entity then issues, for cash, beneficial interests in the form of senior and subordinated securities, which are collateralized by the finance contracts. The Company generally (i) retains the right to receive any excess cash flows of the entity ("Retained Interest"),
(ii) retains the right to service the leases transferred in exchange for a servicing fee, and (iii) records a gain on sale. The Purchase Facility contains restrictions customary for facilities of this type, including limitations on liens on the leases, indebtedness, certain lease modifications and changes in credit and collection practices. At December 31, 1999 and 1998, the Purchase Facility had an outstanding balance of $197.6 million (net of restricted cash of $9.3 million) and $251.3 million, respectively, of which $168.6 million and $0 million, respectively, is presented as on-balance sheet debt.

  Gain on Sale

     Under the provisions of SFAS 125, gain on sale of finance contracts is calculated as the difference between the proceeds received, net of related selling expenses, and the allocable carrying amount of the related finance contracts, determined using the fair value approach.

     During the year ended December 31, 1999, in connection with a securitization transaction, the Company transferred finance contracts with a net book value of $162.7 million and recognized a gain of $.5 million. Under this transaction, the Company received cash of $149.7 million and recorded Retained Interests of $12.5 million.

     In addition, during the year ended December 31, 1999, the Company transferred finance contracts with a net book value of $157.2 million to third parties in sales transactions, receiving proceeds of $169.5 million and recognizing a gain of $11.0 million.

     During the year ended December 31, 1998 the Company transferred finance contracts with a net book value of $267.4 million, to the Purchase Facility, recognizing a gain of $18.8 million. Under these transactions, the Company received $275 million in cash and recorded Retained Interests of $12.6 million (see Note 8).

     In addition, during the year ended December 31, 1998, the Company transferred finance contracts with a net book value of $70.1 million to third parties in sales transactions, receiving cash of $75.2 million and recognizing a gain of $5.1 million.

  Retained Interests

     For purposes of calculating the estimated fair value of the Retained Interests, management has used discount rates ranging from 9% -- 16%. Management has also used a range of expected losses arising from defaults, net of recoveries, of 0.40% to 3.25% per annum. Other factors, such as prepayments, generally do not have a significant impact on the gain on sale calculation due to the non-cancelable and full-payout nature of most of the underlying leases.

     The cash flows ultimately available to the Retained Interests are largely dependent upon the actual default rates and recoveries experienced on the leases held by the special purpose entity. Increases in default rates above, or reduction in recoveries below the Company's estimates could reduce the cash flows available to the Retained Interests. To the extent events occur which cause actual Retained Interests cash flows to be materially below those originally estimated, the Company would record an impairment in the carrying amount of its Retained Interests through a charge to earnings in the period in which the impairment occurred or became known to management. There was no impairment at December 31, 1999 or 1998.

NOTE 12--DERIVATIVE INSTRUMENTS

  Interest Rate Swaps

     The Company from time to time utilizes interest rate swaps which synthetically alter the repricing characteristics of variable-rate debt interest obligations, effectively allowing the Company to pay a fixed interest rate on a portion of its debt, reducing its exposure to variations in the Prime or LIBOR rates charged on its debt.

     At December 31, 1999, the Company was a party to 17 interest rate swap agreements which it entered into throughout 1999 and 1998. Under these agreements, the Company will pay fixed rates of interest on the notional amount to the counterparty and, in turn, the counterparty will pay the Company a rate of interest on the notional amount based on LIBOR rates or H15 30 day CP, as individually agreed in each swap agreement. Net settlement with the counterparty occurs monthly or quarterly and the swap arrangements expire through 2010.

     The following table presents, as of December 31, 1999, the following information regarding interest rate swap agreements to which we are a party: (i) the notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company or its subsidiaries, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, (v) the commencement date for agreements for which the effective period does not begin until a subsequent date, if applicable, and (vi) the maturity of the agreement.

                                                                   EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                    AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING DECEMBER 31,(B)
                            DECEMBER 31,    -------------------------------------------------------------------------------------
                                1999            2000           2001           2002           2003           2004       THEREAFTER
                           --------------   ------------   ------------   ------------   ------------   ------------   ----------
INTEREST RATE SWAPS
Amortizing notional
  amount.................     $37,432,916   $ 31,454,058   $ 18,895,480   $ 11,561,856   $  6,855,677   $  3,687,381   $1,270,710
Rate to be paid by the
  Company................          5.495%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $705,123
Maturity.................    January 2006

                                                                   EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                    AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING DECEMBER 31,(B)
                            DECEMBER 31,    -------------------------------------------------------------------------------------
                                1999            2000           2001           2002           2003           2004       THEREAFTER
                           --------------   ------------   ------------   ------------   ------------   ------------   ----------
Amortizing notional
  amount.................      $7,477,456   $  6,688,066   $  4,904,478   $  3,168,379   $  2,189,597   $  1,363,025   $  561,378
Rate to be paid by the
  Company................          5.555%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $180,170
Maturity.................      April 2006
Amortizing notional
  amount.................     $11,295,422   $  9,542,959   $  3,148,298
Rate to be paid by the
  Company................          5.693%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............         $64,698
Maturity.................  September 2001
Amortizing notional
  amount.................     $28,894,988   $ 25,703,352   $ 19,739,170   $  7,543,080   $  1,877,718
Rate to be paid by the
  Company................          6.015%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $252,799
Maturity.................   November 2003
Amortizing notional
  amount.................     $70,937,107   $ 61,108,564   $ 41,872,877   $ 27,465,678   $ 20,100,167   $ 13,438,695   $7,877,441
Rate to be paid by the
  Company................          6.195%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $662,013
Maturity.................     August 2006
Amortizing notional
  amount.................     $21,587,308   $ 18,654,553   $ 11,355,657   $  5,364,979   $  1,662,358
Rate to be paid by the
  Company................          6.115%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $124,329
Maturity.................    October 2003
Amortizing notional
  amount.................     $25,120,385   $ 20,982,557   $ 17,061,719   $ 14,470,791   $  7,201,297   $  1,924,644
Rate to be paid by the
  Company................          6.245%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $196,586
Maturity.................       June 2004
Fixed notional amount....     $75,000,000   $ 75,000,000   $ 75,000,000   $ 75,000,000
Rate to be paid by the
  Company................          5.125%
Rate to be received by
  the Company............   3-month LIBOR
Fair value at December
  31, 1999...............      $3,314,703
Maturity.................   November 2002

                                                                   EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                    AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING DECEMBER 31,(B)
                            DECEMBER 31,    -------------------------------------------------------------------------------------
                                1999            2000           2001           2002           2003           2004       THEREAFTER
                           --------------   ------------   ------------   ------------   ------------   ------------   ----------
Amortizing notional
  amount.................             $--   $  1,093,724   $  1,044,556   $    960,246   $    868,152   $    767,543   $  387,259
Rate to be paid by the
  Company................          6.540%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............         $19,243
Commencement.............    October 2000
Maturity.................   February 2010
Amortizing notional
  amount.................      $2,419,000   $  2,306,250   $  2,060,250   $  1,814,250   $  1,568,250   $  1,322,250   $  604,750
Rate to be paid by the
  Company................          6.510%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............         $27,058
Maturity.................    October 2009
Amortizing notional
  amount.................     $15,525,108   $ 17,964,808   $ 20,556,509   $ 18,413,917   $ 15,363,530   $ 12,769,141   $4,171,695
Rate to be paid by the
  Company................          6.575%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............        $194,189
Maturity.................     August 2009
Amortizing notional
  amount.................     $35,562,650   $ 28,157,121   $ 15,094,556   $  4,774,552   $    666,106
Rate to be paid by the
  Company................          6.326%
Rate to be received by
  the Company............    30-day CP(a)
Fair value at December
  31, 1999...............         $38,525
Maturity.................       June 2003
Fixed notional amount....     $80,000,000   $ 80,000,000
Rate to be paid by the
  Company................          5.230%
Rate to be received by
  the Company............   1-month LIBOR
Fair value at December
  31, 1999...............        $247,349
Maturity.................      April 2000
Fixed notional amount....     $60,000,000   $ 60,000,000   $ 60,000,000   $ 60,000,000
Rate to be paid by the
  Company................          5.500%
Rate to be received by
  the Company............   1-month LIBOR
Fair value at December
  31, 1999...............      $1,395,868
Maturity.................    January 2002
Fixed notional amount....    $175,000,000   $175,000,000   $175,000,000   $175,000,000
Rate to be paid by the
  Company................          5.560%
Rate to be received by
  the Company............   1-month LIBOR
Fair value at December
  31, 1999...............      $5,542,080
Maturity.................    October 2002

                                                                   EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                    AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING DECEMBER 31,(B)
                            DECEMBER 31,    -------------------------------------------------------------------------------------
                                1999            2000           2001           2002           2003           2004       THEREAFTER
                           --------------   ------------   ------------   ------------   ------------   ------------   ----------
Fixed notional amount....    $345,000,000   $345,000,000   $345,000,000   $345,000,000   $345,000,000   $345,000,000
Rate to be paid by the
  Company................          5.650%
Rate to be received by
  the Company............   1-month LIBOR
Fair value at December
  31, 1999...............     $15,157,012
Maturity.................    January 2004
Fixed notional amount....    $230,000,000   $230,000,000   $230,000,000   $230,000,000   $230,000,000   $230,000,000
Rate to be paid by the
  Company................          5.710%
Rate to be received by
  the Company............   1-month LIBOR
Fair value at December
  31, 1999...............     $11,741,234
Maturity.................   November 2004

---------------

(a) The rate to be received by the Company is based on a 30-day commercial paper rate published by the U.S. Federal Reserve (H15 report).

(b) The amortizing notional amount is based on contractual agreements with the counter-party.

NOTE 13--INCOME TAXES

     The Company's pretax income for the years ended December 31, 1999 and 1998 was taxed under the following jurisdictions (in thousands):

                                                              1999       1998
                                                             -------    -------
Domestic...................................................  $25,485    $56,249
Foreign....................................................    2,036        551
                                                             -------    -------
     Total.................................................  $27,521    $56,800
                                                             =======    =======

     The Company's provision for income taxes for the years ended December 31, 1999 and 1998 consisted of the following (in thousands):

                                                              1999       1998
                                                             -------    -------
Current:
  Federal..................................................  $(5,995)   $ 7,798
  State....................................................    2,788      2,086
  Foreign..................................................    1,303         --
                                                             -------    -------
     Total current.........................................   (1,904)     9,884
                                                             -------    -------
Deferred:
  Federal..................................................   20,514     19,998
  State....................................................     (564)     1,909
  Foreign..................................................     (507)       216
                                                             -------    -------
     Total deferred........................................   19,443     22,123
                                                             -------    -------
Total provision for income taxes...........................  $17,539    $32,007
                                                             =======    =======

     Due to operating losses, the Company did not record a provision for income taxes for the period from inception (October 9, 1997) to December 31, 1997. The Company's 1999 federal income tax benefit of $6.0 million is the result of a net operating loss generated in 1999.

     The effective tax rate for the years ended December 31, 1999 and 1998 differed from the federal statutory rate as follows (dollars in thousands):

                                                              1999       1998
                                                             -------    -------
Tax provision computed at statutory rate...................  $ 9,632    $19,880
Foreign taxes..............................................      796        216
State taxes, net of federal benefit........................    1,446      2,737
Compensation expenses related to equity issuances..........       --      6,060
Goodwill amortization......................................    6,290      3,525
Other......................................................     (625)      (411)
                                                             -------    -------
     Total tax expense.....................................  $17,539    $32,007
                                                             =======    =======

     The principal components of deferred taxes at December 31, 1999 and 1998 were as follows (in thousands):

                                                            1999         1998
                                                          ---------    --------
Deferred tax assets:
  Allowance for credit losses...........................  $   2,157    $    731
  Alternative minimum tax credit carryforward...........      5,013       2,605
  Foreign tax credit....................................      1,303          --
  Loss carryforwards....................................     18,686       3,494
  Reserves for aircraft maintenance not deducted for
     tax................................................      5,412          --
  Other.................................................      2,179         439
                                                          ---------    --------
  Gross deferred tax assets.............................     34,750       7,269
  Less: deferred tax asset valuation allowance..........       (847)         --
                                                          ---------    --------
  Net deferred tax assets...............................     33,903       7,269
                                                          ---------    --------
Deferred tax liabilities:
  Equipment held for sale or lease......................    (38,029)     (5,609)
  Lease revenue and related depreciation................    (68,674)    (60,130)
  Transfers of certain finance contracts not recognized
     for tax purposes...................................     (7,338)     (7,394)
  Other.................................................     (2,634)       (658)
                                                          ---------    --------
     Total deferred tax liabilities.....................   (116,675)    (73,791)
                                                          ---------    --------
Net deferred tax liability..............................  $ (82,772)   $(66,522)
                                                          =========    ========

     In 1999, a valuation allowance of $.8 million has been established to reduce the deferred tax asset related to the foreign tax credit to its expected utilization.

     The Company's ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards is subject to limitations under Federal tax law. The Company's net operating loss carryforward of $47.9 million and the alternative minimum tax net operating loss carryforward of $9.4 million are due to expire at various dates through the year 2019. The Company's alternative minimum tax credit carryforward of $5.0 million has no expiration date.

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

     In 1999, the Company issued 2,140,372 shares of Common Stock, valued at $12.1 million, in connection with earnout agreements for companies acquired in 1998. The Company also canceled 36,633 shares of Common Stock, valued at $.3 million, in connection with indemnification claims for companies acquired in 1998.

  Preferred Stock

     The Company's Board of Directors is authorized to issue up to 20,000,000 shares of Preferred Stock without stockholder approval. At the time of issuance, the Board of Directors would establish, subject to any limitations prescribed by law, the rights, privileges and restrictions associated with the Preferred Stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. At December 31, 1999 and 1998, no shares of Preferred Stock had been issued.

  Stock Repurchase Program

     During 1998, the Company's Board of Directors authorized a stock repurchase program, under which the Company may purchase up to 5 million shares of its outstanding Common Stock. Such purchases may be made at the Company's option from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 1999, the Company had purchased 150,000 of its shares under the stock repurchase program. All shares were reissued in connection with earnout payments.

  Dividend Restrictions

     Under the Senior Credit Facilities agreements discussed in Note 10, the amount of dividends that the Company may declare must be approved by the financial institutions providing those credit facilities.

  Employee Stock Purchase Plan

     In 1999, the Company adopted an employee stock purchase plan (the "Plan"). Under the terms of the Plan, eligible employees can purchase shares of the Company's common stock, through voluntary payroll deductions. The shares are issued to the eligible employee following the close of each quarter. Since the purchase price generally includes discounts from current market value that are customary for plans of this type, no compensation expense is recognized for the difference in the price paid by employees and the fair market value of the Company's common stock at the date of purchase. As of December 31, 1999, the Company issued 125,030 shares of common stock in conjunction with this plan.

NOTE 15--STOCK OPTIONS AND INCENTIVE COMPENSATION

     The Company may, from time to time, grant stock options under three stock option plans. Vesting periods and exercise prices for stock option grants are determined at the discretion of management. Generally, stock options vest ratably over 4 years from the date of grant, expire 10 years from the date of grant and carry an exercise price equal to the market value of the Company's Common Stock at the date of grant. During 1999 and 1998, management issued certain stock options which were immediately exercisable and in 1998 issued stock options with exercise prices less than the market value of the Common Stock at the date of grant.

  1998 Long-Term Incentive Plan

     Under the 1998 Long-Term Incentive Plan, options to acquire shares of Common Stock may be granted to employees, directors (other than non-employee directors), consultants and advisors of the Company. The maximum number of shares of Common Stock which may be awarded under this plan is 15% of the total number of shares of Common Stock outstanding from time to time. Stock options granted under this plan during the years ended December 31, 1999 and 1998 were 2,042,696 and 4,674,396, respectively, with 621,085 and 6,250 forfeited during 1999 and 1998, respectively.

  1997 Executive Non-Qualified Stock Option Plan

     Under the 1997 Executive Non-Qualified Stock Option Plan, options to acquire shares of Common Stock may be granted to employees, directors, consultants and advisors of the Company. The maximum number of shares of Common Stock which may be awarded under this plan is 500,000. Stock options granted under this plan during the years ended December 31, 1999 and 1998 were 0 and 500,000, respectively, with 120,000 options forfeited during 1999.

  1998 Non-Employee Directors' Stock Plan

     Under the 1998 Non-Employee Directors' Stock Plan, the Company may grant options to acquire shares of Common Stock to non-employee directors of the Company. The maximum number of shares of Common Stock which may be awarded under the plan is 500,000. Stock options granted under this plan during the years ended December 31, 1999 and 1998 were 60,000 and 63,000 respectively, with 21,000 options forfeited during 1999.

  Stock Option Data

     The table below presents the number of options and the weighted-average exercise price of options outstanding at the beginning and end of the year and options granted, exercised and forfeited during the years ended December 31, 1999 and 1998.

                                                           1999                     1998
                                                         WEIGHTED-                WEIGHTED-
                                                          AVERAGE                  AVERAGE
                                               1999      EXERCISE       1998      EXERCISE
                                              SHARES       PRICE       SHARES       PRICE
                                             ---------   ---------    ---------   ---------
Outstanding at the beginning of the
  period...................................  5,231,146    $15.06             --    $   --
Granted during the period with an exercise
  price equal to market price at the date
  of grant.................................  2,102,696      5.56      5,037,396     15.54
Granted during the period with an exercise
  price less than market price at the date
  of grant.................................         --        --        200,000      3.00
Exercised during the period................         --        --             --        --
Forfeited during the period................   (762,085)    14.51         (6,250)    19.00
                                             ---------    ------      ---------    ------
Outstanding at the end of the period.......  6,571,757    $12.11      5,231,146    $15.06
                                             =========    ======      =========    ======

     During 1999 and 1998, the Company granted 585,000 and 1,445,500 options, respectively, that were immediately exercisable.

     The table below presents the weighted-average fair value at grant date of options granted during the years ended December 31, 1999 and 1998. Fair values are presented separately for options with exercise prices equal to the stock's market price at the date of grant and options with exercise prices less than the stock's market price at the date of grant. The following weighted-average assumptions were used in calculating fair values at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 40%, risk free interest rate of 5.70% and an expected life of 4 years.

                                        1999             1999              1998             1998
                                    OPTIONS WITH     OPTIONS WITH      OPTIONS WITH     OPTIONS WITH
                                   EXERCISE PRICE   EXERCISE PRICE    EXERCISE PRICE   EXERCISE PRICE
                                      EQUAL TO        LESS THAN          EQUAL TO        LESS THAN
                                     MARKET AT        MARKET AT         MARKET AT        MARKET AT
                                        DATE             DATE              DATE             DATE
                                      OF GRANT         OF GRANT          OF GRANT         OF GRANT
                                   --------------   --------------    --------------   --------------
Weighted-average fair value at
  grant date of an option granted
  during the year................      $2.16              $--             $6.04            $10.92
                                       =====              ==              =====            ======

     The following table presents the number of options, weighted-average remaining contractual life and weighted-average exercise price of all options outstanding at December 31, 1999 and 1998. In addition, the table presents the number of options and the weighted-average exercise price of options that were exercisable at December 31, 1999 and 1998. In order to facilitate an assessment of the number and timing of additional shares of Common Stock that may be issued, options in the table have been segregated based on ranges of exercise prices.

                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  -------------------------------------------   -----------------------
      1999                          WEIGHTED-       WEIGHTED-                 WEIGHTED-
    RANGE OF                         AVERAGE         AVERAGE                   AVERAGE
    EXERCISE        NUMBER          REMAINING       EXERCISE      NUMBER      EXERCISE
     PRICES       OUTSTANDING   CONTRACTUAL LIFE      PRICE     OUTSTANDING     PRICE
    --------      -----------   -----------------   ---------   -----------   ---------
 $1.81 to $5.81    1,556,050       9.23 years        $ 4.52        580,755     $ 4.17
 $5.88 to $6.81    1,372,084       8.92 years          6.33        465,114       6.33
$6.88 to $18.63      924,000       8.64 years         13.22        199,750      15.88
     $18.81            5,000       8.53 years         18.81          1,250      18.81
     $19.00        2,714,623       8.29 years         19.00      1,554,099      19.00
                   ---------                                     ---------
$1.81 to $19.00    6,571,757       8.70 years         12.11      2,800,968      13.60
                   =========                                     =========

                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  -------------------------------------------   -----------------------
      1998                          WEIGHTED-       WEIGHTED-                 WEIGHTED-
    RANGE OF                         AVERAGE         AVERAGE                   AVERAGE
    EXERCISE        NUMBER          REMAINING       EXERCISE      NUMBER      EXERCISE
     PRICES       OUTSTANDING   CONTRACTUAL LIFE      PRICE     OUTSTANDING     PRICE
    --------      -----------   -----------------   ---------   -----------   ---------
 $3.00 to $5.31      379,430       9.40 years        $ 4.00        207,500     $ 3.08
 $6.13 to $6.94    1,018,193       9.69 years          6.28             --         --
$7.31 to $10.38       47,500       9.90 years          8.26             --         --
$15.88 to $18.81     619,500       9.38 years         16.64         50,000      16.00
     $19.00        3,166,523       9.30 years         19.00      1,188,000      19.00
                   ---------                                     ---------
$3.00 to $19.00    5,231,146       9.40 years         15.06      1,445,500      16.61
                   =========                                     =========

  SFAS 123 Pro Forma Disclosure

     The Company has elected the intrinsic value method under APB No. 25 to account for its employee stock options and similar equity instruments. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                               1999      1998
                                                              ------    -------
Net income
  As reported...............................................  $9,982    $24,793
  Pro forma.................................................  $7,273    $17,186
Basic earnings per share
  As reported...............................................  $ 0.19    $  0.73
  Pro forma.................................................  $ 0.14    $  0.51
Diluted earnings per share
  As reported...............................................  $ 0.19    $  0.72
  Pro forma.................................................  $ 0.14    $  0.50

     For purposes of calculating compensation expense in accordance with SFAS 123 for option grants during the years ended December 31, 1999 and 1998, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 40%, risk free interest rate of 5.70% and an expected life of 4 years.

NOTE 16--EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 1999, 1998 and 1997 (in thousands, except share data):

                                                  YEAR ENDED DECEMBER 31, 1999
                                             ---------------------------------------
                                               INCOME         SHARES       PER-SHARE
                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                             -----------   -------------   ---------
Basic EPS:
  Income available to common
     stockholders..........................    $ 9,982      52,664,830      $ 0.19
                                                                            ======
Effect of dilutive securities:
  Stock options............................                     97,554
  Contingently issuable shares.............                  1,054,719
                                               -------      ----------
Diluted EPS:
  Income available to common
     stockholders..........................    $ 9,982      53,817,103      $ 0.19
                                               =======      ==========      ======

                                                  YEAR ENDED DECEMBER 31, 1998
                                             ---------------------------------------
                                               INCOME         SHARES       PER-SHARE
                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                             -----------   -------------   ---------
Basic EPS:
  Income available to common
     stockholders..........................    $24,793      33,841,448      $ 0.73
                                                                            ======
Effect of dilutive securities:
  Stock options............................                    175,767
  Contingently issuable shares.............                    336,499
                                               -------      ----------
Diluted EPS:
  Income available to common
     stockholders..........................    $24,793      34,353,714      $ 0.72
                                               =======      ==========      ======

                                                 YEAR ENDED DECEMBER 31, 1997
                                           -----------------------------------------
                                             INCOME          SHARES        PER-SHARE
                                           (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                           -----------    -------------    ---------
Basic EPS:
  Loss available to common
     stockholders........................    $(2,137)       1,319,063       $(1.62)
                                                                            ======
Effect of dilutive securities:
  Stock options..........................                          --
  Contingently issuable shares...........                          --
                                             -------       ----------
Diluted EPS:
  Loss available to common
     stockholders........................    $(2,137)       1,319,063       $(1.62)
                                             =======       ==========       ======

     The following table presents the number and the weighted average exercise price of anti-dilutive options that were excluded from the calculation of diluted earnings per share for the years ended December 31, 1999 and 1998:

                                                   1999         1998
                                                 ---------    ---------
Number of options..............................  5,841,761    3,810,507
Weighted average exercise price................  $   13.74    $   18.57

NOTE 17--SEGMENT INFORMATION

  Operating Segments

     In accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", the Company has three reportable operating segments, which have been defined by management based primarily on the nature of the products and services of each segment. During the three months ended June 30, 1999, the Company reassessed the economic characteristics and nature of the products, services and customers of the "Air Group" and "Aircraft Engine Group". Based upon the similarity of the nature of the products, services and customers and the economic characteristics of those subsidiaries, the Company aggregated those former reportable segments as the "Big Ticket Division", which also includes the Rail Group which was discontinued in December 1999. Accordingly, the 1998 segment information has been restated for comparative purposes.

     The first segment includes those operating companies that provide leasing, structured financing and financing services for the acquisition of commercial aircraft and commercial aircraft engines or the "Big Ticket Division". The second segment includes the operating companies that provide leasing and financing for equipment generally with fair values over $250 thousand, or the "Technology and Finance Group". The third segment includes the operating companies that provide leasing and financing for equipment generally valued at $250 thousand or less, or the "Business Credit Group". Equipment leased or financed by subsidiaries in the Technology and Finance Group and the Business Credit Group includes computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes, petroleum retail equipment and vending machines.

  Corporate Division

     The Company maintains a corporate headquarters and a lease administration subsidiary which are combined within the "Corporate Division". The Corporate Division does not generate any significant revenues or maintain any significant assets. Expenses recorded by the Corporate Division relate primarily to administrative and management costs incurred in supporting and managing subsidiary activities and costs incurred in providing lease administration for leases acquired, originated or sold by the Company's subsidiaries. Additional Corporate Division expenses reflect the costs of public reporting and investor relations.

     Certain expenses initially recorded by the Corporate Division, such as interest expense, bank fees and payroll service fees, are allocated to its operating segments based on management's estimates of certain utilization factors such as credit facility utilization, compensation burdens, etc. The revenue and expense balances for the Corporate Division in the tables presented below reflect public company costs and revenue and expense items recorded by the lease administration subsidiary that relate to transactions with third parties. In addition, selling, general and administrative expense presented in the table below for the Corporate Division for the year ended December 31, 1998 includes non-cash compensation charges recorded by the Company totaling $17.3 million as discussed in Note 14.

  Segment Financial Information

     The accounting policies of the Big Ticket Group, Technology and Finance Group, Business Credit Group and the Corporate Division are the same as those described in the summary of significant accounting policies in Note 2. Additionally, the segment information below reflects the elimination of significant intercompany accounts and transactions.

     The following table presents selected financial information for the Company's reporting segments for the year ended December 31, 1999 (in thousands):

                                                TECHNOLOGY
                                      BIG          AND       BUSINESS
                                     TICKET      FINANCE      CREDIT    CORPORATE
                                    DIVISION      GROUP       GROUP     DIVISION    CONSOLIDATED
                                   ----------   ----------   --------   ---------   ------------
Income from finance contracts....  $    3,082   $   48,100   $ 18,951   $     --     $   70,133
Rental income from operating
  leases.........................     174,990       69,223        655         --        244,868
Sales of equipment...............     357,227      121,154         --         --        478,381
Gain on sale of finance
  contracts......................          --       11,220        317         --         11,537
Fees, commissions and remarketing
  income.........................       1,381       21,425      6,728      1,286         30,820
Interest and other income........      15,938        5,409      3,317      2,351         27,015
                                   ----------   ----------   --------   --------     ----------
     Total revenues..............     552,618      276,531     29,968      3,637        862,754
Cost of operating leases.........      67,135       45,635        158         --        112,928
Cost of equipment sold...........     316,984      111,110         --         --        428,094
Interest expense.................     106,725       31,123      9,132     15,941        162,921
Selling, general and
  administrative expenses........      22,436       50,102     30,904      8,686        112,128
Goodwill amortization............       7,794        8,715      1,821        303         18,633
                                   ----------   ----------   --------   --------     ----------
     Total expenses..............     521,074      246,685     42,015     24,930        834,704
Income (loss) from operations....      31,544       29,846    (12,047)   (21,293)        28,050
Minority interest................         555           --        (26)        --            529
                                   ----------   ----------   --------   --------     ----------
Income (loss) before taxes.......  $   30,989   $   29,846   $(12,021)  $(21,293)    $   27,521
                                   ==========   ==========   ========   ========     ==========
Net investment in finance
  contracts......................  $   75,967   $  542,059   $243,557   $ (5,056)    $  856,527
                                   ==========   ==========   ========   ========     ==========
Equipment under operating leases,
  net............................  $1,811,690   $   96,946   $     50   $     --     $1,908,686
                                   ==========   ==========   ========   ========     ==========
Total assets.....................  $2,461,779   $1,109,403   $340,085   $ 93,314     $4,004,581
                                   ==========   ==========   ========   ========     ==========
Total debt.......................  $1,812,292   $  560,538   $232,386   $262,917     $2,868,133
                                   ==========   ==========   ========   ========     ==========

     The following table presents selected financial information for the Company's reporting segments for the year ended December 31, 1998 (in thousands):

                                                 TECHNOLOGY
                                        BIG         AND       BUSINESS
                                       TICKET     FINANCE      CREDIT    CORPORATE
                                      DIVISION     GROUP       GROUP     DIVISION    CONSOLIDATED
                                      --------   ----------   --------   ---------   ------------
Income from Finance contracts.......  $     --    $ 23,312    $  6,715   $     --     $   30,027
Rental income from operating
  leases............................    39,509      28,106         388         --         68,003
Sales of equipment..................   303,440      56,816          --         --        360,256
Gain on sale of lease finance
  contracts.........................        --      10,032      13,830         --         23,862
Fees, commissions and remarketing
  income............................     1,751      11,924       1,757      1,868         17,300
Interest and other income...........     4,212       1,904         969      1,008          8,093
                                      --------    --------    --------   --------     ----------
     Total revenues.................   348,912     132,094      23,659      2,876        507,541
Cost of operating leases............    11,885      15,818         138         --         27,841
Cost of equipment sold..............   269,967      45,027          --         --        314,994
Interest expense....................    15,510      14,180       2,903      2,860         35,453
Selling, general and administrative
  expenses..........................     7,496      26,017       8,626     21,208         63,347
Goodwill amortization...............     3,562       5,344       1,038        175         10,119
                                      --------    --------    --------   --------     ----------
     Total expenses.................   308,420     106,386      12,705     24,243        451,754
Income (loss) from operations.......    40,492      25,708      10,954    (21,367)        55,787
Equity in income from minority-owned
  affiliates........................     1,013          --          --         --          1,013
                                      --------    --------    --------   --------     ----------
Income (loss) before taxes..........  $ 41,505    $ 25,708    $ 10,954   $(21,367)    $   56,800
                                      ========    ========    ========   ========     ==========
Net investment in finance
  contracts.........................  $     --    $311,071    $ 60,118   $  2,194     $  373,383
                                      ========    ========    ========   ========     ==========
Equipment under operating leases,
  net...............................  $365,100    $ 64,841    $    288   $     --     $  430,229
                                      ========    ========    ========   ========     ==========
Total assets........................  $684,675    $782,977    $150,699   $ 51,172     $1,669,523
                                      ========    ========    ========   ========     ==========
Total debt..........................  $248,642    $201,828    $ 20,888   $195,964     $  667,322
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

     Long-lived assets, other than investments, goodwill and deferred tax assets, include equipment under operating leases, equipment held for sale or lease and property and equipment. The following table presents a summary of expenditures for long-lived assets by segment for the years ended December 31, 1999 and 1998 (in thousands):

                                                    TECHNOLOGY
                                                       AND       BUSINESS
                                       BIG TICKET    FINANCE      CREDIT    CORPORATE
                                        DIVISION      GROUP       GROUP     DIVISION    CONSOLIDATED
1999                                   ----------   ----------   --------   ---------   ------------
Expenditures for long-lived assets...  $1,944,822    $519,082    $28,886     $9,337      $2,502,127
                                       ==========    ========    =======     ======      ==========

                                                    TECHNOLOGY
                                                       AND       BUSINESS
                                       BIG TICKET    FINANCE      CREDIT    CORPORATE
                                        DIVISION      GROUP       GROUP     DIVISION    CONSOLIDATED
1998                                   ----------   ----------   --------   ---------   ------------
Expenditures for long-lived assets...  $  603,420    $165,455    $10,545     $5,378      $  784,798
                                       ==========    ========    =======     ======      ==========

  Enterprise-Wide Disclosures

     In addition to the segment information provided above, SFAS 131 requires disclosure of the following: (a) revenues for each product and service or each group of similar products and services, (b) revenues and long-lived assets segregated by country of domicile and all foreign countries, and (c) certain information regarding external customers which represent a source of 10% or more of total revenues. With regard to item (a), the Company's management believes that the operating segment information provided above reflects the presentation of revenue for the Company's groups of similar products and services. With regard to item (b), total long-lived assets, which includes equipment under operating leases, utilized outside of the United States totaled $631.9 million and $279.6 million at December 31, 1999 and 1998 respectively, and total revenue recorded during 1999 and 1998 from sources outside of the United States totaled $93.3 million and $126.3 million, respectively. Equipment under operating leases utilized, and revenue derived from sources, outside of the United States relate primarily to leasing and sales of aircraft and technology equipment. No significant portion of these assets or revenues are attributable to any individual foreign country. With regard to item (c), the Air Group recorded revenues of approximately $124.3 million and $137 million in connection with sales of equipment during 1999 and 1998 respectively, to a single customer domiciled in the United States.

NOTE 18--NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is in the process of evaluating the impact of adopting SFAS 133 and the effect that the adoption of SFAS 133 will have on its results of operations and financial position.

NOTE 19--COMMITMENTS AND CONTINGENCIES

  Recourse Provisions

     The Company finances certain lease originations through limited recourse and non-recourse debt. As part of the limited recourse arrangements, the Company has provided limited guarantee provisions to certain lenders providing recourse up to predetermined limits. The Company estimates that its maximum recourse exposure to credit risk under these contracts was approximately $22.5 million at December 31, 1999 and was not significant at December 31, 1998.

     The Company from time to time transfers finance contracts to unrelated third parties in transactions accounted for as sales under SFAS 125. In connection with certain transfers, the Company provides recourse to the transferee for certain lessee defaults up to an amount not exceeding 10% of the transfer price, which declines over the term of the leases transferred. Management considers this recourse exposure in the measurement of the sale transaction and in the periodic determination of the adequacy of the allowance for credit losses. At December 31, 1999 and 1998, the Company estimates the maximum aggregate recourse under these arrangements to be approximately $9.7 million and $28.4 million respectively.

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

  Operating Leases

     The Company has entered into various operating lease agreements, primarily for office space. Rent expense under all operating leases for the years ended December 31, 1999 and 1998 was $5.4 million and $2.0 million, respectively. As of December 31, 1999, future minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
2000..................................................  $ 5,072
2001..................................................    4,664
2002..................................................    4,042
2003..................................................    3,543
2004..................................................    2,534
Thereafter............................................    4,733
                                                        -------
  Total...............................................  $24,588
                                                        =======

NOTE 20--RELATED PARTY TRANSACTIONS

     During 1998, in connection with certain acquisitions, the Company acquired options to purchase additional entities owned by former stockholders of the Company's subsidiaries. In June 1998, the Company acquired Jumbo Jet (and related entities) (see Note 3) under such an option from a former stockholder of one of the Founding Companies that became a member of the Company's executive management prior to the acquisition. At December 31, 1998, the Company held similar options to purchase other entities from former stockholders of its subsidiaries. These options have expired as of December 31, 1999.

     Three of the Company's subsidiaries rent office space from the former stockholders of those subsidiaries. One of the former stockholders served as a director of the Company during 1998 and all former stockholders currently hold shares of the Company's Common Stock. Management believes that the terms of the leases are no less favorable than those the Company could have obtained from an unaffiliated third party. Rent expense recorded under these leases during the years ended December 31, 1999 and 1998 was not significant.

     At December 31, 1998, certain former stockholders of the Company's subsidiaries were under employment agreements with the Company. These employment agreements ranged from 2 years to 3 years. During 1999, some of the employment agreements were renewed.

     On October 25, 1999, the Company loaned $189,612 to an executive officer and a related affiliate, jointly and severally. In connection with this loan, such parties pledged to the Company 265,000 shares of the Company's Common Stock as collateral for this indebtedness. This note bears interest at the rate of 6% per annum. As of December 31, 1999, the outstanding principal balance of the note totaled $189,612.

NOTE 21--GAIN ON SALE OF EQUITY INTEREST IN SUBSIDIARY

     Aircraft Finance Trust, which was formed on April 13, 1999, was wholly owned by UniCapital AFT-I, Inc. (51% equity interest) and UniCapital AFT-II, Inc. (49% equity interest) each of which is a wholly-owned subsidiary of the UniCapital Air Group, Inc. During 1999, UniCapital AFT-I, Inc. sold a 49.9% interest in Aircraft Finance Trust to six financial services companies for proceeds of $33.3 million and recognized a gain of $8.97 million.

     As of December 31, 1999, the Company accounted for Aircraft Finance Trust as a consolidated subsidiary.

NOTE 22--RESTRICTED CASH

     As of December 31, 1999, the Company had $126.6 million of restricted cash of which $34.5 million relates to reserve accounts established in September 1999 under securitization and other credit facilities and the remainder relates to restricted cash held at Aircraft Finance Trust.

NOTE 23--401(K) RETIREMENT SAVINGS PLAN

     In 1999, the Company established a voluntary 401(k) Retirement Savings Plan (the Plan). Employees are eligible to participate in the Plan following ninety
(90) days of employment. Enrollment for the plan takes place on a quarterly basis. Under the Plan, eligible employees may voluntarily contribute up to 15% of their compensation. UniCapital will contribute, as a matching contribution, 50% of the first 6% of salary reduction contributions made by the employee. The Company's matching contributions vest over a period of six (6) years. Under the Plan, the Company expensed $1.0 million for the year ended December 31, 1999.

NOTE 24--SUBSEQUENT EVENTS

     On March 28, 2000, the Company completed its second securitization transaction involving the issuance of $301.5 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by the Ambac Assurance Corp. In addition, Class B Notes rated BBB- and Class C Notes rated BB by Duff & Phelps Credit Rating Co and Fitch IBCA were offered as well.

     On March 28, 2000, the Company sold all of the common stock of UniCapital AFT-I, Inc. which owns 1.1% of the beneficial interest in Aircraft Finance Trust. As a result, the Company now owns 49% of the beneficial interest in Aircraft Finance Trust and will prospectively account for its remaining investment in Aircraft Finance Trust under the equity method of accounting. Equipment under operating leases and other assets totaling $1,267.0 million, and non-recourse debt and other liabilities totaling $1,243.2 million will be eliminated prospectively from the Company's Consolidated Balance Sheet and the Company's results of operations will reflect only its proportionate share of the net results from Aircraft Finance Trust as equity in income from minority-owned affiliates.