Form 10-Q
period 2000-03-31
UNICAPITAL CORP
filed 2000-05-15
CIK 1055684

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 001-13973

                             UNICAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      DELAWARE                            65-0788314
          --------------------------------           -------------------
          (State or Other Jurisdiction of              (I.R.S. Employer
           Incorporation or Organization)            Identification No.)

10800 BISCAYNE BOULEVARD, SUITE 800, MIAMI, FLORIDA          33161
---------------------------------------------------        ----------
      (Address of Principal Executive Office)              (Zip Code)

       Registrant's telephone number, including area code: (305) 899-5000


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On May 11, 2000, there were 56,977,224 shares of Common Stock outstanding.

                             UNICAPITAL CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I. FINANCIAL INFORMATION
     Item 1. Unaudited Consolidated Financial Statements..............................  3
     Consolidated Balance Sheets.................. ...................................  3
     Consolidated Statements of Operations........ ...................................  4
     Consolidated Statements of Stockholders' Equity .................................  5
     Consolidated Statements of Cash Flows............................................  6
     Notes to Unaudited Consolidated Financial Statements.............................  8
     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ............................................. 13
     Item 3. Quantitative and Qualitative Disclosures about Market Risk............... 23
PART II. OTHER INFORMATION............................................................ 26
     Item 1. Legal Proceedings........................................................ 26
     Item 6. Exhibits and Reports on Form 8-K......................................... 26
     Signature........................................................................ 27
     Statement Regarding Computation of Per Share Loss................................ 28
     Financial Data Schedule.......................................................... 29

                          PART I. FINANCIAL INFORMATION

               ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,          DECEMBER 31,
                                                                2000                 1999
                                                             -----------         -----------
                                                             (UNAUDITED)
                       ASSETS
Cash and cash equivalents ...........................        $    26,366         $    25,849
Restricted cash .....................................             77,024             126,637
Accounts receivable, net ............................             52,662              60,870
Notes receivable ....................................             55,996              45,097
Net investment in finance contracts .................            884,384             856,527
Equipment under operating leases, net ...............            549,209           1,908,686
Equipment held for sale or lease ....................            228,953             264,714
Investments .........................................             40,981              20,981
Property and equipment, net .........................             19,091              18,601
Goodwill, net of accumulated amortization of
  $272,648 and $28,752, respectively ................            390,101             625,180
Income taxes receivable .............................              6,395               5,872
Deposits and other assets ...........................             35,820              45,567
                                                             -----------         -----------
     Total assets ...................................        $ 2,366,982         $ 4,004,581
                                                             ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Recourse debt .......................................        $   392,182         $   455,900
Non-recourse and limited recourse debt ..............          1,200,714           2,412,233
Accounts payable and accrued expenses ...............             98,515             115,210
Security and other deposits .........................             32,062              61,185
Accrued restructuring ...............................                962                  --
Income taxes payable ................................                 53                  --
Deferred income taxes ...............................             61,100              82,772
Other liabilities ...................................             10,787              14,988
                                                             -----------         -----------
     Total liabilities ..............................          1,796,375           3,142,288
                                                             -----------         -----------
Minority interest ...................................                 --              23,725
Commitments and contingencies .......................                 --                  --
Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
     authorized, no shares issued and outstanding ...                 --                  --
  Common stock, $.001 par value, 200,000,000 shares
     authorized, 56,891,878 and 53,512,308 shares
     issued and outstanding, respectively ...........                 57                  53
  Additional paid-in capital ........................            817,425             808,657
  Stock subscription notes receivable ...............             (3,210)             (3,210)
  Accumulated other comprehensive income ............                290                 430
  Retained earnings (deficit) .......................           (243,955)             32,638
                                                             -----------         -----------
     Total stockholders' equity .....................            570,607             838,568
                                                             -----------         -----------
     Total liabilities and stockholders' equity .....        $ 2,366,982         $ 4,004,581
                                                             ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31,
                                             2000                  1999
                                         ------------         ------------
Income from finance contracts ...        $     27,056         $     11,625
Rental income from operating
  leases ........................              40,967               33,027
Sales of equipment ..............             264,188               48,555
Gain on sale of finance
  contracts .....................               5,727                  283
Fees, commissions and
  remarketing income ............               4,684                6,112
Interest and other income .......                 550                2,984
                                         ------------         ------------
     Total revenues .............             343,172              102,586
                                         ------------         ------------
Cost of operating leases ........              21,298               16,074
Cost of equipment sold ..........             282,005               36,564
Interest expense ................              44,496               18,806
Selling, general and
  administrative expenses .......              48,300               25,169
Restructuring charges ...........               1,908                   --
Goodwill amortization and
  impairment ....................             243,896                4,590
                                         ------------         ------------
     Total expenses .............             641,903              101,203
                                         ------------         ------------
Income (loss) from operations ...            (298,731)               1,383
Equity in income from
minority-owned affiliates........                 441                   --
                                         ------------         ------------
Income (loss) before taxes ......            (298,290)               1,383
Provision (benefit) for .........             (21,697)               2,270
                                         ------------         ------------
income taxes
Net loss ........................        $   (276,593)        $       (887)
                                         ============         ============
Loss per common
  share, basic ..................        $      (5.04)        $      (0.02)
Loss per common
  share, diluted ................        $      (5.04)        $      (0.02)
Weighted average shares
  outstanding, basic ............          54,873,166           51,915,588
Weighted average shares
  outstanding, diluted ..........          54,873,166           51,915,588

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          STOCK      ACCUMULATED
                                           ADDITIONAL  SUBSCRIPTION     OTHER      RETAINED
                                  COMMON    PAID-IN       NOTES     COMPREHENSIVE  EARNINGS   COMPREHENSIVE
                                   STOCK    CAPITAL    RECEIVABLE      INCOME      (DEFICIT)      INCOME        TOTAL
                                  ------   ----------  ------------ -------------  --------   -------------  ---------

Balance at December 31, 1999.....   $53    $808,657     $ (3,210)      $   430      $32,638                  $ 838,568
Issuance of 3,340,971 shares of
    common stock in connection
    with earnouts for companies
    acquired in 1998.............     4       8,656           --            --           --                      8,660
Issuance of 38,599 shares of
  common stock in connection
  with employee stock purchase
  plan...........................    --         112           --            --           --                        112
Comprehensive income:
  Net loss.......................    --          --           --            --     (276,593)     $(276,593)   (276,593)
  Other comprehensive income:
    Change in net unrealized
      gain on securities (net of
      deferred taxes of $86).....    --          --           --          (140)          --           (140)       (140)
                                                                                                 ---------
    Total comprehensive income ..                                                                $(276,733)
                                    ---    --------     --------       -------      ---------    =========   ---------
Balance at March 31, 2000........   $57    $817,425     $ (3,210)      $   290      $(243,955)               $ 570,607
                                    ===    ========     ========       =======      =========                =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS      THREE MONTHS
                                                                          ENDED             ENDED
                                                                     MARCH 31, 2000    MARCH 31, 1999
                                                                     --------------    --------------
Cash flows from operating activities:
Net loss .......................................................        $(276,593)        $    (887)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization ..............................           34,301            24,612
    Impairment of goodwill .....................................          239,102                --
    Write-down of long-lived assets ............................           37,504                --
    Deferred income tax expense (benefit) ......................          (21,672)            1,988
    Provision for credit losses ................................           17,817             1,541
    Gain on sale of finance contracts ..........................           (5,727)             (283)
    Gain on sale of equipment ..................................          (19,687)          (11,991)
    Gain on sale of beneficial interest in subsidiary ..........             (220)               --
    Equity in net earnings of minority-owned affiliates ........             (441)               --
    Changes in other assets and liabilities:
         Notes and accounts receivable .........................           (2,639)           (7,695)
         Income taxes receivable ...............................             (523)               --
         Deposits and other assets .............................            6,202           (10,100)
         Accounts payable and accrued expenses .................           (3,679)           (2,965)
         Security and other deposits ...........................            3,648             7,253
         Accrued restructuring .................................              962                --
         Income taxes payable ..................................               53            (6,353)
         Other liabilities .....................................            2,830               163
                                                                        ---------         ---------
         Net cash provided by (used in) operating activities....           11,238            (4,717)
                                                                        ---------         ---------
Cash flows from investing activities:
Capital expenditures ...........................................           (2,023)           (3,031)
Proceeds from sale of finance contracts ........................          117,375            31,574
Proceeds from sale of equipment ................................          215,515            22,628
Proceeds from sale of beneficial interest in subsidiary ........              779                --
Collection of finance contracts, net of finance income earned ..           49,059            47,141
Investment in finance contracts and purchases of
  equipment for sale or lease ..................................         (255,477)         (370,756)
Cash paid under earnout agreements for companies acquired
  in 1998.......................................................           (6,916)          (10,951)
Decrease in investments, net ...................................            3,728            11,427
                                                                        ---------         ---------
         Net cash provided by (used in) investing activities....          122,040          (271,968)
                                                                        ---------         ---------
Cash flows from financing activities:
Proceeds from recourse debt ....................................          217,065           292,765
Repayment of recourse debt .....................................         (280,782)         (181,754)
Proceeds from non-recourse and limited recourse debt ...........          541,161           265,347
Repayment of non-recourse and limited recourse debt ............         (567,668)          (96,559)
Change in restricted cash ......................................          (42,537)               --
                                                                        ---------         ---------
         Net cash provided by (used in) financing activities....         (132,761)          279,799
                                                                        ---------         ---------
Increase in cash and cash equivalents ..........................              517             3,114
Cash and cash equivalents at beginning of period ...............           25,849             9,772
                                                                        ---------         ---------
Cash and cash equivalents at end of period .....................        $  26,366         $  12,886
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

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                      THREE MONTHS      THREE MONTHS
                                                                          ENDED             ENDED
                                                                     MARCH 31, 2000    MARCH 31, 1999
                                                                     --------------    --------------
Supplemental disclosure of cash flow information
  for non-cash items:
Debt assumed in connection with acquisition of aircraft
  and aircraft engines..........................................        $     --        $24,763
                                                                        ========        =======
Notes received as partial consideration on sales of
  aircraft and aircraft engines ................................        $ 17,235        $ 9,200
                                                                        ========        =======
Debt assumed by buyers as partial consideration on
sales of equipment..............................................        $  9,558        $    --
                                                                        ========        =======

Common stock issued in connection with  earnouts
  for companies acquired in 1998 ...............................        $  8,659        $ 6,656
                                                                        ========        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND NATURE OF BUSINESS

    UniCapital Corporation, incorporated in Delaware, was founded in October 1997 to create a national operator and integrator of equipment leasing, specialty finance and related businesses serving the commercial market. UniCapital Corporation acquired twelve equipment leasing, specialty finance and related businesses (the "Founding Companies") upon consummation of an initial public offering (the "Offering") of its common stock ("Common Stock") in May 1998. Subsequent to the Offering, UniCapital Corporation acquired, through merger or purchase, five additional companies, continuing the expansion of its national operations. UniCapital Corporation, the Founding Companies and the subsequently acquired companies are referred to collectively as the "Company."

    The Company originates, acquires, sells and services equipment leases and arranges structured financing in the computer and telecommunications equipment, large ticket and structured finance, middle market and small ticket areas of the equipment leasing industry. In addition, the Company provides lease administration and processing services, which include the servicing of certain leases sold to third parties. The Company's leases and structured financing arrangements cover a broad range of equipment, including aircraft, aircraft engines and other aircraft equipment, computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes, and petroleum retail equipment.

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

    The financial statements should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

    Certain reclassifications have been made to prior period amounts to conform to the current presentation.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    For a description of the Company's accounting policies, refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

NOTE 3--INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided to reduce deferred taxes to the amount expected to be realized based on available evidence. The Company's effective tax rate differs from that computed at the statutory rate principally as a result of non-deductible goodwill amortization and write-offs of certain goodwill amounts in 2000.

NOTE 4--STOCKHOLDERS' EQUITY

    During the three months ended March 31, 2000, the Company issued 3,340,971 shares of Common Stock to the former owners of certain companies acquired in 1998. These shares were issued in connection with earnout arrangements and have been recorded as additional purchase price in the amount of $8.7 million.

    In 1999, the Company implemented an employee stock purchase plan. During the three months ended March 31, 2000, the Company issued 38,599 shares of Common Stock to employees under the plan.

NOTE 5--LOSS PER SHARE

    Loss per share has been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 6--SEGMENT INFORMATION

    The following tables present selected financial information for the Company's reporting segments as of and for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                  THREE MONTHS ENDED MARCH 31, 2000
                                       ------------------------------------------------------------------------------------
                                                         TECHNOLOGY
                                                            AND             BUSINESS
                                       BIG TICKET         FINANCE             CREDIT         CORPORATE
                                        DIVISION           GROUP              GROUP           DIVISION         CONSOLIDATED
                                       ----------       -----------         ---------        ----------        ------------
Income from finance contracts...       $   1,949        $    17,209         $   7,897         $       1         $    27,056
Rental income from operating
  leases .......................          23,754             17,230               (17)               --              40,967
Sales of equipment .............         219,519             44,669                --                --             264,188
Gain on sale of finance
contracts.......................              --              3,583             2,144                --               5,727
Fees, commissions and
  remarketing income ...........              18              2,806             1,665               195               4,684
Interest and other income ......           1,046               (803)             (311)              618                 550
                                       ---------        -----------         ---------         ---------         -----------
     Total revenues ............         246,286             84,694            11,378               814             343,172
                                       ---------        -----------         ---------         ---------         -----------
Cost of operating leases .......           9,278             12,018                 2                --              21,298
Cost of equipment sold .........         240,130             41,873                 2                --             282,005
Interest expense ...............          25,554             10,578             4,717             3,647              44,496
Selling, general and
  administrative expenses ......          15,925             20,757             9,181             2,437              48,300
Restructuring charges ..........              25              1,339               217               327               1,908
Goodwill amortization and
   impairment ..................         226,155             14,009             3,657                75             243,896
                                       ---------        -----------         ---------         ---------         -----------
     Total expenses ............         517,067            100,574            17,776             6,486             641,903
                                       ---------        -----------         ---------         ---------         -----------
Equity in income from
minority-owned affiliates.......             441                 --                --                --                 441
                                       ---------        -----------         ---------         ---------         -----------
Income (loss) before taxes .....       $(270,340)       $   (15,880)        $  (6,398)        $  (5,672)        $  (298,290)
                                       =========        ===========         =========         =========         ===========
Net investment in
 finance contracts..............       $  64,622        $   571,047         $ 259,140         $ (10,425)        $   884,384
                                       =========        ===========         =========         =========         ===========
Equipment under operating
  leases, net ..................       $ 437,681        $   111,512         $      16         $      --         $   549,209
                                       =========        ===========         =========         =========         ===========
     Total assets ..............       $ 771,487        $ 1,130,536         $ 346,215         $ 118,744         $ 2,366,982
                                       =========        ===========         =========         =========         ===========
     Total debt ................       $ 444,425        $   599,892         $ 240,430         $ 308,149         $ 1,592,896
                                       =========        ===========         =========         =========         ===========

                                                               THREE MONTHS ENDED MARCH 31, 1999
                                          ---------------------------------------------------------------------------------
                                                          TECHNOLOGY
                                                             AND           BUSINESS
                                          BIG TICKET       FINANCE          CREDIT           CORPORATE
                                           DIVISION         GROUP            GROUP            DIVISION        CONSOLIDATED
                                          ----------      -----------      ---------         ---------        ------------
Income from finance contracts......        $    105        $  8,911        $   2,609         $      --         $   11,625
Rental income from operating
  leases ..........................          18,050          14,827              150                --             33,027
Sales of equipment ................          24,501          24,054               --                --             48,555
Gain on sale of finance contracts .              --             283               --                --                283
Fees, commissions and remarketing
  income ..........................              26           3,699            1,722               665              6,112
Interest and other income .........             591           1,232              559               602              2,984
                                           --------        --------        ---------         ---------         ----------
     Total revenues ...............          43,273          53,006            5,040             1,267            102,586
                                           --------        --------        ---------         ---------         ----------
Cost of operating leases ..........           7,234           8,782               58                --             16,074
Cost of equipment sold ............          16,255          20,309               --                --             36,564
Interest expense ..................           8,218           5,509            1,094             3,985             18,806
Selling, general and
administrative expenses............           3,884          10,936            6,832             3,517             25,169

Goodwill amortization .............           1,895           2,167              451                77              4,590
                                           --------        --------        ---------         ---------         ----------
     Total expenses ...............          37,486          47,703            8,435             7,579            101,203
Equity in income from
  minority-owned affiliates .......              --              --               --                --                 --
                                           --------        --------        ---------         ---------         ----------
Income (loss) before taxes ........        $  5,787        $  5,303        $  (3,395)        $  (6,312)        $    1,383
                                           ========        ========        =========         =========         ==========
Net investment in
  finance contracts................        $ 12,663        $350,323        $  96,157         $     660         $  459,803
                                           ========        ========        =========         =========         ==========

Equipment under operating leases,
   net ............................        $434,031        $ 79,088        $     235         $      --         $  513,354
                                           ========        ========        =========         =========         ==========
     Total assets .................        $842,415        $892,485        $ 193,413         $  40,665         $1,968,978
                                           ========        ========        =========         =========         ==========
     Total debt ...................        $339,266        $329,171        $  66,341         $ 237,106         $  971,884
                                           ========        ========        =========         =========         ==========

NOTE 7--NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is in the process of evaluating the impact of adopting SFAS 133 and the effect that the adoption of SFAS 133 will have on its results of operations and financial position.

NOTE 8--SALES OF FINANCE CONTRACTS

    The Company transfers finance contracts to third parties in the normal course of business, which are accounted for as sales of finance contracts under the provisions of SFAS 125. In these transactions, the Company records a gain on the sale of finance contracts and may additionally retain interests in the residual cash flows of the underlying receivables. Under the provisions of SFAS 125, gain on sale of finance contracts is calculated as the difference between the proceeds received, net of related selling expenses, and the allocable carrying amount of the related finance contracts, determined using the fair value approach.

    During the three months ended March 31, 2000, the Company transferred finance contracts with a net book value of $46.8 million to third parties in sales transactions, received proceeds of $49.6 million and recognized a gain of $2.8 million.

    During the three months ended March 31, 2000, the Company transferred finance contracts with a net book value of $16.7 million to its Revolving Purchase Facility with Key Global Finance in sales transactions, received proceeds of $17.8 million and recognized a gain of $1.1 million.

    During the three months ended March 31, 2000, in connection with a securitization transaction, the Company transferred finance contracts with a net book value of $58.9 million and recognized a gain of $1.8 million. From this transaction the Company received cash of $59.5 million and recorded retained interests of $1.2 million.

NOTE 9--RESTRICTED CASH

    At March 31, 2000, the Company reported $77.0 million of restricted cash, which relates to reserve accounts established in September 1999 and March 2000 under securitization and other credit facilities.

NOTE 10--RESTRUCTURING CHARGES

    During the three months ended March 31, 2000, the Company implemented a restructuring program and recorded certain restructuring charges related to headcount reductions and the elimination of duplicative expenses and non-core activities and businesses. The restructuring charge is shown as a separate component of operating expenses. Cash outlays during the quarter were principally for severance and the remaining cash outlays are expected to be funded from cash flows from operations or through credit facilities.

    A summary of the restructuring charges is as follows:


                                           TOTAL                          ACCRUAL AT
                                          EXPENSE       CASH OUTLAYS    MARCH 31, 2000
                                          -------       -----------     ---------------
                                                   (DOLLARS IN THOUSANDS)
Severance ...........................       $1.4            $0.9             $0.5
Future lease obligations on
facility closures ...................        0.2                              0.2
Other costs .........................        0.3             0.1              0.2
                                            ----            ----             ----
Total restructuring charges..........       $1.9            $1.0             $0.9
                                            ====            ====             ====

    The severance costs are related to the termination of personnel in two non-core businesses and other headcount reductions including positions ranging from executive to administrative. At March 31, 2000 the accrual represents the severance costs associated with the remaining employees to be terminated, which will be completed by the end of the second quarter of 2000.

    The other costs include costs associated with the early termination of contractual arrangements as well as incremental costs associated with the elimination of the two non-core businesses.

NOTE 11--ADJUSTMENTS TO CARRYING VALUE OF CERTAIN ASSETS

    During the three months ended March 31, 2000, the Company recorded impairment adjustments of $33.5 million to the carrying value of certain aircraft engines and $4.0 million for certain aircraft due to a decline in the market value of such assets determined by the Company to be permanent. These asset impairment charges, totaling $37.5 million, are included in the accompanying unaudited Consolidated Statement of Operations in the caption entitled "Cost of Equipment Sold."

    Beginning in the second half of 1999 and continuing into the first quarter of 2000, there has been a continued decline in the market value of JT9D-7A type aircraft engines due to the limited demand for these aircraft engines in the worldwide market and the significant increase in the number of these aircraft engines currently available in the marketplace. As a result of these factors, the Company has recorded an impairment charge on these and other types of aircraft engines of $33.5 million, representing the difference between the values at which such aircraft engines were carried on the Company's books and the Company's estimate of their actual fair value as of March 31, 2000. Estimated fair values were determined through the use of current independent appraisals. In connection with the Company's recent decision to exit the Big Ticket Division over time, these aircraft engines are held for sale and the Company intends to sell these aircraft engines in an orderly manner.

    During the three months ended March 31, 2000, the Company also recorded a $4.0 million impairment charge related to five aircraft representing the difference between the values at which such aircraft were carried on the Company's books and the Company's estimate of their actual fair market value as of March 31, 2000. Estimated fair values were determined through the use of current independent appraisals.


NOTE 12--IMPAIRMENT OF GOODWILL

    During the three months ended March 31, 2000, the Company determined that $239.1 million of goodwill was impaired and fully amortized these amounts during the quarter. The impairment related to one company in the Business Credit Group, one company in the Technology and Finance Group and the entire Big Ticket Division.

    A summary of the impairment of goodwill is as follows:

                                                              IMPAIRMENT OF
                                                                GOODWILL
                                                              -------------
                                                         (DOLLARS IN MILLIONS)
                    Big Ticket Division ..............          $224.1
                    Business Credit Group ............             3.2
                    Technology and Finance Group......            11.8
                                                                ------
                    Total impairment of goodwill......          $239.1
                                                                ======

    The impairment write-off of goodwill in the Big Ticket Division is based on the Company's recent decision to dispose of its existing inventory of aircraft and aircraft engines over time as it implements an orderly exit from this segment. Pending exit from the segment, the Company will continue to operate its Big Ticket Division, and may buy and sell aircraft as appropriate to that business, subject to limitations imposed by the Company's credit facilities and otherwise. The impairment write-off of goodwill in the Business Credit Group and the Technology and Finance Group was a result of the Company's decision to close certain unprofitable companies and redeploy capital to more profitable activities. Since the Company has decided to exit the operations conducted by these particular entities, the Company does not expect to realize any continuing benefit from the goodwill associated with these entities and, accordingly, has recorded the impairment charge.

NOTE 13--AIRCRAFT FINANCE TRUST


    Aircraft Finance Trust, which was formed on April 13, 1999, was initially wholly-owned by UniCapital AFT-I, Inc. (51% equity interest) and UniCapital AFT-II, Inc. (49% equity interest), each of which is a wholly-owned subsidiary of the UniCapital Air Group, Inc. During 1999, the Company sold a 49.9% interest in Aircraft Finance Trust to six financial services companies. On March 28, 2000, the Company sold all of the common stock in UniCapital AFT-I, Inc., which held 1.1% of the beneficial interest in Aircraft Finance Trust, for proceeds of $.8 million. As a result, the Company now owns a 49% beneficial interest in Aircraft Finance Trust and accounts for its remaining investment in Aircraft Finance Trust under the equity method of accounting. Equipment under operating leases and other assets totaling $1,256.8 million, and non-recourse debt and other liabilities totaling $1,208.4 million, have been eliminated from the Company's Consolidated Balance Sheet, and the Company's results of operations reflect only the Company's proportionate share of the net results from Aircraft Finance Trust as equity in income from minority-owned affiliates. The carrying value of this interest was $23.7 million as of March 31, 2000 and is presented as investments in the accompanying unaudited Consolidated Balance Sheets.

    Aircraft Finance Trust's condensed statement of operations for the three months ended March 31, 2000 is as follows:



                                                THREE MONTHS
                                                    ENDED
                                                MARCH 31, 2000
                                                --------------
                                            (DOLLARS IN THOUSANDS)
                   Operating revenues.....         $36,915
                   Operating expenses.....         $36,034

                   Net income ............         $   881

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

    UniCapital was founded in October 1997 as a Delaware corporation. We commenced operations in May 1998 in conjunction with the consummation of our initial public offering and the acquisition of twelve equipment leasing, specialty finance and related businesses. In June, July and August 1998, we completed the acquisition of five additional equipment leasing, specialty finance and related businesses. We have integrated and intend to continue to integrate the businesses, operations and administrative functions of the businesses that we acquired over a period of time. Integration may present opportunities to reduce costs through the elimination of duplicate functions and through economies of scale, and may necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration, employee relocation and severance and facilities expansion or contraction. These various costs and possible cost-savings make comparison of future operating results with historical operating results difficult.

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

    We intend to retain as on-balance-sheet leases those leases that we transfer to our warehouse facilities, as well as leases to be transferred in connection with future securitizations, as those transfers will no longer be structured to meet the criteria to be accounted for as sales. We intend to continue our core business practice of selling certain leases to third parties on a whole-loan basis. These sales are typically non-recourse, and we generally maintain no retained interest in those leases. In addition, to the extent that the leases we substitute or otherwise transfer into our warehouse facilities or a securitization should generate any surplus gain amounts over those leases that were repurchased, in connection with either our warehouse facilities or securitization transactions, those surpluses will be presented as a component of gain on sale of finance contracts in our Consolidated Statement of Operations.

    We expect to fund the majority of the leases that we originate through credit facilities. We may sell leases to third parties or refinance them through a securitization program or other structured finance products. On March 28, 2000, we completed a $301.5 million term securitization transaction. Should we be unable to sell or securitize leases going forward our business, financial condition and results of operations would be materially and adversely affected. In addition, should we be unable to sell or securitize leases going forward with satisfactory fixed interest rates within a reasonable period of time after funding, our operating margins could be adversely affected by any increase in interest rates to the extent that we have not effectively hedged our interest rate exposure on variable rate debt. Moreover, increases in interest rates, which cause us to raise the implicit interest rate charged to our customers, could decrease demand for our lease and other financial products.

    The leases we acquire or originate generally are noncancelable for a specified term, during which we generally receive scheduled payments sufficient, in the aggregate, to cover our borrowing costs and, when aggregated with the residual, the costs of the underlying equipment. The noncancelable term of each lease is generally equal to or less than the equipment's estimated economic life. Initial terms of the leases in our portfolio generally range from 12 to 84 months. Certain of the leases we acquire or originate carry a $1.00 buy-out provision upon the maturity of the lease.

    Our leases are collateralized by the equipment leased as well as, in some cases, a personal guarantee provided by a principal of the lessee. We manage credit risk through diversifying our business customer base, geographic location of lessees and the type of business equipment leased. We believe that prepayment risks are mitigated by the noncancelable nature of the majority of our leases.

    We have implemented Phase I of our previously announced expense reduction program. We are currently planning Phase II of our expense reduction program, which we expect to implement during 2000. Our expense reduction program involves the elimination of duplicative expenses and non-core activities and businesses as well as other possible expense reductions. We expect additional restructuring expenses to be incurred in 2000 related to Phase II of our expense reduction program. There can be no assurance that these expense reductions will result in a reduction in our selling, general and administrative expenses in 2000, or an increase in our pre-tax income in 2000 or any subsequent year. In addition, unforeseen delays and expenses may affect our ability to implement our expense reduction program in a timely manner or to realize savings therefrom in 2000. During 1999, we entered into new employment agreements with certain of our officers and subsidiary executives which provided for increases in base salary, and in certain instances, performance based compensation. We expect that Phase I of the expense reduction program will generate more than $5.0 million in annualized expense savings, net of increases in compensation pursuant to those new employment agreements and before any special charges associated with Phase I of the expense reduction program, before the end of 2000.

    We recorded a restructuring charge of $1.9 million for the three months ended March 31, 2000. The Company's decision to record this charge in the first quarter of 2000 was attributable to closing unprofitable businesses and the reduction of overhead expense in order to achieve our expense reduction objectives. The restructuring charge related to severance, future lease obligations and other costs. Restructuring costs recorded in the first quarter of 2000 included $1.4 million of severance, $0.2 million of future lease obligations on leased facilities and $0.3 million of other costs. Approximately $1.2 million related to the closure of non-core activities and businesses due to poor operating performance. The remaining $0.7 million relates to severance due to the elimination of personnel in connection with our expense reduction program. We paid approximately $1.0 million of the costs included in the restructuring charge in the first quarter of 2000 and anticipate paying most of the remaining $0.9 million in the second quarter of 2000.

    During the three months ended March 31, 2000, we determined that $239.1 million of goodwill was permanently impaired and wrote off that amount of goodwill. The goodwill impairment related to the entire Big Ticket Division, one company in the Business Credit Group and one company in the Technology and Finance Group. Goodwill impairment of $224.1 million related to the Big Ticket Division and resulted from our decision to exit this segment in an orderly manner over time. Pending exit from the segment, we will continue to operate our Big Ticket Division, and may buy and sell aircraft as appropriate to that business, subject to limitations imposed by our credit facilities. We analyzed the expected future cash flows of the Big Ticket Division and determined that there was no future benefit related to the goodwill. Goodwill impairment of $15.0 million related to one company in the Business Credit Group and one company in the Technology and Finance Group. We decided to close these operations because they have not produced sufficient operating profits and are not expected to do so in the foreseeable future. We expect to close these businesses during the second quarter of 2000. This decision is consistent with our strategy to re-deploy capital to profitable businesses in the Technology and Finance Group and the Business Credit Group.

    During the three months ended March 31, 2000, we recorded $37.5 million in asset impairment charges related to the carrying value of certain aircraft and aircraft engines due to a decline in the market value of these assets which we have determined to be permanent. We determined impairment by obtaining current fair market value appraisals from an independent third party. Asset impairment charges of $33.5 million related to aircraft engines. Beginning in the second half of 1999 and continuing into the first quarter of 2000, there has been a continued decline in the market value of JT9D-7A type engines, which compose a significant portion of our existing engine inventory, due to the limited demand for these aircraft engines worldwide and the significant increase in the number of these aircraft engines currently available in the marketplace. We intend to dispose of our aircraft engine portfolio in an orderly manner over time. During the quarter, $4.0 million of asset impairment write downs were recorded relating to five aircraft as a result of current market conditions. In addition, there has been a recent decline in the market for the 747-300 type aircraft. We own one 747-300 aircraft currently configured for combined passenger/freighter use. Although we are in the process of converting this aircraft to full freighter use and a five-year lease is expected to be executed for such use of this aircraft, we may be unable to recover the full carrying costs of this aircraft if it is sold under current market conditions for this type of aircraft.

    Although we have recorded $37.5 million in impairment charges to reduce aircraft and aircraft engines to their estimated fair value, there is a potential for future significant additional losses in connection with the sale of our aircraft and aircraft engines, particularly if it is necessary to sell such assets on an expedited basis. We cannot now predict the actual sale prices of these assets at the time of any future sale. If market conditions continue to deteriorate, then the values of these assets may ultimately be considerably lower than their current carrying values on our books. In addition, a significant portion of our aircraft inventory is financed with a term loan which expires on December 31, 2000. We are currently exploring various options for the sale or refinancing of these assets, prior to December 31, 2000, including a possible securitization transaction. We have agreed to pay fees to investment banks of up to $5.4 million in the event that we do not proceed, for any reason, with the securitization transaction. Should we complete the contemplated securitization transaction under current market conditions, it is likely we would incur substantial losses, which could result in a violation of one or more of the financial covenants contained in our credit facilities. Should we be unable to otherwise refinance these assets on similar terms and with comparable advance rates, or be unable to sell these assets in an orderly fashion which would allow for full recovery of carrying costs, significant additional losses would be incurred, which could result in a violation of one or more of the financial covenants contained in our credit facilities. We are currently in the process of developing an orderly plan to dispose of these assets.

    On February 29, 2000, Tower Air filed a petition in bankruptcy under the United States Bankruptcy Code. UniCapital Aircraft Engine Group had 16 aircraft engines subject to sale and lease transactions with Tower Air. At March 31, 2000, we had lease receivables, notes and other receivables from Tower Air of approximately $27.3 million. Of the 16 aircraft engines, UniCapital Aircraft Engine Group has to date recovered seven. Based on appraisals from independent third parties, the current market value of the 16 aircraft engines is approximately $15.6 million. In the first quarter of 2000, we recorded a $11.7 million charge to reserve for the difference between the total receivables and the net realizable value of the aircraft engines as determined by an independent third party appraiser.

    On March 28, 2000, we sold our entire interest in UniCapital AFT-I, Inc., which held 1.1% of the beneficial interest in Aircraft Finance Trust. As a result of this sale, we own a 49% beneficial interest in Aircraft Finance Trust and account for our remaining interest in Aircraft Finance Trust under the equity method of accounting. During the three months ended March 31, 2000, equipment under operating leases and other assets totaling $1,256.8 million, and non-recourse debt and other liabilities totaling $1,208.4 million, were eliminated from our Consolidated Balance Sheet and our results of operations reflect only our proportionate share of the net results from Aircraft Finance Trust as equity in income from minority-owned affiliates.

RESULTS OF OPERATIONS

    The following table sets forth selected financial data for the Company and its subsidiaries as a percentage of revenues for the periods indicated.

                                                             THREE MONTHS                   THREE MONTHS
                                                                 ENDED                         ENDED
                                                            MARCH 31, 2000                 MARCH 31, 1999
                                                     -------------------------        -------------------------
                                                                            (UNAUDITED)
                                                                       (DOLLARS IN THOUSANDS)
Income from finance contracts ...............        $  27,056             7.9%       $  11,625            11.3%
Rental income from operating leases .........           40,967            11.9           33,027            32.2
Sales of equipment ..........................          264,188            77.0           48,555            47.3
Gain on sale of finance contracts ...........            5,727             1.7              283             0.3
Fees, commissions and remarketing income ....            4,684             1.4            6,112             6.0
Interest and other income ...................              550             0.1            2,984             2.9
                                                     ---------           -----        ---------           -----
     Total revenues .........................          343,172           100.0          102,586           100.0
                                                     ---------           -----        ---------           -----
Cost of operating leases ....................           21,298             6.2           16,074            15.7
Cost of equipment sold ......................          282,005            82.2           36,564            35.6
Interest expense ............................           44,496            12.9           18,806            18.4
Selling, general and administrative expenses.           48,300            14.1           25,169            24.5
Restructuring charges .......................            1,908             0.5               --              --
Goodwill amortization and impairment ........          243,896            71.1            4,590             4.5
                                                     ---------           -----        ---------           -----
     Total expenses .........................          641,903           187.0          101,203            98.7
                                                     ---------           -----        ---------           -----
Income (loss) from operations ...............         (298,731)          (87.0)           1,383             1.3
Equity in income from minority-owned
  affiliates ................................              441             0.1               --             0.0
                                                     ---------           -----        ---------           -----
Income (loss) before taxes ..................         (298,290)          (86.9)           1,383             1.3
Provision (benefit) for income taxes ........          (21,697)           (6.3)           2,270             2.2
                                                     ---------           -----        ---------           -----
Net loss ....................................        $(276,593)          (80.6)%      $    (887)           (0.9)%
                                                     =========           =====        =========           =====

    The following tables set forth selected financial data for the Company by reported business segment for the three months ended March 31, 2000 and 1999.

                                                                     THREE MONTHS ENDED MARCH 31, 2000
                                           -------------------------------------------------------------------------------
                                                             TECHNOLOGY
                                                                 AND           BUSINESS
                                           BIG TICKET          FINANCE           CREDIT        CORPORATE
                                            DIVISION            GROUP            GROUP          DIVISION      CONSOLIDATED
                                           ----------        ----------        ---------       ---------      ------------
                                                                              (UNAUDITED)
                                                                        (DOLLARS IN THOUSANDS)
Income from finance contracts .........     $   1,949         $  17,209         $  7,897         $     1         $  27,056
Rental income from operating leases            23,754            17,230              (17)             --            40,967
Sales of equipment ....................       219,519            44,669               --              --           264,188
Gain on sale of finance contracts .....            --             3,583            2,144              --             5,727
Fees, commissions and remarketing
  income ..............................            18             2,806            1,665             195             4,684
Interest and other income .............         1,046              (803)            (311)            618               550
                                            ---------         ---------         --------         -------         ---------
     Total revenues ...................       246,286            84,694           11,378             814           343,172
                                            ---------         ---------         --------         -------         ---------
Cost of operating leases ..............         9,278            12,018                2              --            21,298
Cost of equipment sold ................       240,130            41,873                2              --           282,005
Interest expense ......................        25,554            10,578            4,717           3,647            44,496
Selling, general and administrative
  expenses ............................        15,925            20,757            9,181           2,437            48,300
Restructuring charges .................            25             1,339              217             327             1,908
Goodwill amortization and impairment...       226,155            14,009            3,657              75           243,896
                                            ---------         ---------         --------         -------         ---------
     Total expenses ...................       517,067           100,574           17,776           6,486           641,903
Equity in income from minority-owned
  affiliates ..........................           441                --               --              --               441
                                            ---------         ---------         --------         -------         ---------
Income (loss) before taxes ............     $(270,340)        $ (15,880)        $ (6,398)        $(5,672)        $(298,290)
                                            =========         =========         ========         =======         =========



                                                        THREE MONTHS ENDED MARCH 31, 1999
                                           -------------------------------------------------------------------------
                                                         TECHNOLOGY
                                                             AND           BUSINESS
                                           BIG TICKET      FINANCE           CREDIT      CORPORATE
                                            DIVISION        GROUP            GROUP        DIVISION      CONSOLIDATED
                                           ----------    ----------        ---------     ---------      ------------
                                                                          (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS)
Income from finance contracts .........      $   105        $ 8,911        $ 2,609         $    --         $ 11,625
Rental income from operating leases ...       18,050         14,827            150              --           33,027
Sales of equipment ....................       24,501         24,054             --              --           48,555
Gain on sale of finance contracts .....           --            283             --              --              283
Fees, commissions and remarketing
  income ..............................           26          3,699          1,722             665            6,112
Interest and other income .............          591          1,232            559             602            2,984
                                             -------        -------        -------         -------         --------
    Total revenues ....................       43,273         53,006          5,040           1,267          102,586
                                             -------        -------        -------         -------         --------
Cost of operating leases ..............        7,234          8,782             58              --           16,074
Cost of equipment sold ................       16,255         20,309             --              --           36,564
Interest expense ......................        8,218          5,509          1,094           3,985           18,806
Selling, general and administrative
  expenses ............................        3,884         10,936          6,832           3,517           25,169
Goodwill amortization .................        1,895          2,167            451              77            4,590
                                             -------        -------        -------         -------         --------
    Total expenses ....................       37,486         47,703          8,435           7,579          101,203
Equity in income from minority-owned
  affiliates ..........................           --             --             --              --               --
                                             -------        -------        -------         -------         --------
Income (loss) before taxes ............      $ 5,787        $ 5,303        $(3,395)        $(6,312)        $  1,383
                                             =======        =======        =======         =======         ========

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999

    Income from finance contracts. Income from finance contracts for the three months ended March 31, 2000 increased by $15.4 million, or 132.7%, to $27.0 million from $11.6 million for the three months ended March 31, 1999. This increase is primarily due to the $383.7 million increase in the finance contract portfolios of the Technology and Finance Group and Business Credit Group attributable to the Company's decision to retain, for its own portfolio, a greater portion of the leases that it originates.

    Rental income from operating leases. Rental income from operating leases for the three months ended March 31, 2000 increased by $7.9 million, or 24.0%, to $40.9 million from $33.0 million for the three months ended March 31, 1999. This increase is largely due to the $5.7 million increase in rental income in the Big Ticket Division, which is primarily a result of an increase in aircraft under operating leases. Included in rental income from operating leases for the three months ended March 31, 2000 is $5.6 million of rental income that relates to certain aircraft that were sold at the end of March 2000. Additionally, there is a $2.4 million increase in rental income in the Technology and Finance Group, due to a $32.4 million increase in equipment under operating leases.

    Sales of equipment. Sales of equipment for the three months ended March 31, 2000 increased by $215.6 million, or 444.1%, to $264.1 million from $48.5 million for the three months ended March 31, 1999. This increase is primarily due to increased sales in the Big Ticket Division. Sales of aircraft increased in the amount of $219.5 million. This increase was partially offset by a $24.5 million decline in sales of aircraft engines from the three months ended March 31, 1999. Only one engine was sold in the three months ended March 31, 2000 as compared to nine for the three months ended March 31, 1999. The Company expects the current unfavorable market conditions for the sale of certain aircraft engines to continue for the foreseeable future. Increased sales of equipment in two of the companies in the Technology and Finance Group account for the balance of the increase.

    Gain on sale of finance contracts. Gain on sale of finance contracts for the three months ended March 31, 2000 increased by $5.4 million, or 1923.7%, to $5.7 million from $.3 million for the three months ended March 31, 1999. This increase is primarily attributable to an increase in sales of finance contracts to third parties in the Technology and Finance Group, as well as a $1.8 million gain in connection with a securitization transaction in March 2000.

    Fees, commissions and remarketing income. Fees, commissions and remarketing income for the three months ended March 31, 2000 decreased by $1.4 million, or 23.4%, to $4.7 million from $6.1 million for the three months ended March 31, 1999. This decrease is primarily due to non-recurring transactions in the Technology and Finance Group in 1999.

    Interest and other income. Interest and other income for the three months ended March 31, 2000 decreased by $2.4 million, or 81.6%, to $.6 million from $3.0 million for the three months ended March 31, 1999. This decrease is partially due to a $.7 million write-down due to a change in estimates of the value of the Company's retained interests.

    Cost of operating leases. Cost of operating leases for the three months ended March 31, 2000 increased by $5.2 million, or 32.5%, to $21.3 million from $16.1 million for the three months ended March 31, 1999. This increase is primarily due to the $2.0 million increase in depreciation in the Big Ticket Division as a result of increased aircraft under operating leases and the $3.2 million increase in depreciation in the Technology and Finance Group as a result of increases in equipment under operating leases.

    Cost of equipment sold. Cost of equipment sold for the three months ended March 31, 2000 increased by $245.4 million, or 671.3%, to $282.0 million from $36.6 million for the three months ended March 31, 1999. $186.4 million of the increase in cost of equipment sold is a result of the sale of aircraft in March 2000. Additional increased cost of equipment sold is related to increased sales of equipment in two of the companies in the Technology and Finance Group. The remaining increase is primarily related to impairment write-downs of asset values in the Big Ticket Division totaling $37.5 million, of which $33.5 million is attributable to the write-down of aircraft engine values as a result of the downturn in the market for certain aircraft engine types. More specifically, the recent oversupply and resulting price pressure, in addition to the limited demand for the JT9D-7A type and other type aircraft engines worldwide, resulted in the Company's decision to adjust downward the value of approximately 60 engines currently in inventory. The Company expects the resulting price pressures and market softness for this aircraft engine type to continue for the foreseeable future. The remaining $4.0 million of asset impairment results from an impairment in the value of five aircraft as a result of market conditions.

    Interest expense. Interest expense for the three months ended March 31, 2000 increased by $25.7 million, or 136.6%, to $44.5 million from $18.8 million for the three months ended March 31, 1999. This increase is primarily due to increased borrowings outstanding to finance the $460.4 million growth of the Company's lease and equipment portfolio, resulting from the Company's decision to retain a greater portion of the leases it originates as well as the effect of rising interest rates.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $23.1 million, or 91.9%, to $48.3 million from $25.2 million for the three months ended March 31, 1999. $16.0 million of this increase is due to an $11.7 million incremental increase in the provision for lease losses in the Big Ticket Division due to the Company's estimate of additional exposure under leases of, and notes related to, aircraft engines to Tower Air, and a $4.6 million incremental increase in the provision for lease losses in the Technology and Finance Group and the Business Credit Group due to the Company's decision in early 1999 to retain on balance sheet a greater portion of the leases that we originate and the resulting increase in portfolio credit exposure. In addition, increases in headcount, as well as the impact of new employment agreements with certain of the Company's officers and subsidiary executives, resulted in higher personnel costs. Certain of the new employment agreements are the result of a recent emphasis on incentive-based compensation for subsidiary executives.

    Restructuring charges. The Company incurred $1.9 million of restructuring charges during the three months ended March 31, 2000, primarily as a result of severance costs related to the elimination of non-core businesses and other headcount reductions throughout the Company.

    Goodwill amortization and impairment. Goodwill amortization and impairment for the three months ended March 31, 2000 increased by $239.3 million, to $243.9 million from $4.6 million for the three months ended March 31, 1999. This increase is primarily due to the impairment write-off of goodwill in the amount of $239.1 million. Of that amount, $224.1 million is attributable to the impairment write-off of all remaining unamortized goodwill in the Big Ticket Division arising from the Company's decision to exit from this segment in an orderly manner over time. Pending exit from the segment, the Company will continue to operate its Big Ticket Division, and may buy and sell aircraft as appropriate to that business, subject to limitations imposed by the Company's credit facilities and subject to market conditions. In addition, an impairment write-off of goodwill of $11.8 million and $3.2 million was recorded in the Technology and Finance Group and the Business Credit Group, respectively, as a result of the Company's decision to exit unprofitable operations and redeploy capital to more profitable operations. The Company expects to complete closure of these unprofitable operations during the second quarter of 2000.

    Equity in income from minority-owned affiliates. As a result of the sale of an additional 1.1% beneficial interest in Aircraft Finance Trust in March 2000, the Company now owns a 49% beneficial interest in Aircraft Finance Trust and will account for its remaining interest under the equity method of accounting. Accordingly, during the three months ended March 31, 2000, the Company recorded $0.4 million as its proportionate share of the net income from Aircraft Finance Trust.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, we had cash and cash equivalents of approximately $26.4 million. Our business is capital intensive and requires access to substantial short-term and long-term credit and other capital to fund new equipment leases and the purchase of equipment. We will continue to require access to significant additional capital to maintain and expand the volume of leases that we fund, as well as to fund any possible future acquisitions of lease portfolios.

    Our uses of cash include the origination of equipment leases and the purchase of equipment, payment of interest expenses, repayment of borrowings under our credit facilities, operating and administrative expenses, income taxes and capital expenditures, and may include payment of the cash portion of the earn-out arrangements with the former stockholders of certain of the acquired companies, as well as any possible future acquisitions of lease portfolios.

    Effective March 31, 2000 we amended our Revolving Facility to modify certain financial covenants until June 22, 2000. If we had not amended this facility, our financial condition as of March 31, 2000 and our results of operations for the first quarter would have caused us to breach the fixed-charge coverage ratio and tangible net worth financial covenants of this facility. Although we have amended these financial covenants, we may not be able to remain in compliance with these modified financial covenants or comply with the original covenants after June 22, 2000. Our financial condition as of March 31, 2000 and our results of operations for the first quarter would have caused us to breach the fixed-charge coverage ratio and tangible net worth financial covenants of the Morgan Stanley Asset Funding Warehouse Facility. Although we have obtained a waiver of this breach, which waiver expires on June 14, 2000, we may not be able to come into compliance with these financial covenants during the waiver period, negotiate extensions of the waiver prior to its expiration, or negotiate modifications of the covenants prior to the expiration of the waiver. Even if we are able to come into compliance with the financial covenants, either directly or through renegotiation of those covenants, we may not remain in compliance. Any breach of the financial covenants that is not waived by our lenders constitutes an event of default. An event of default under one of our credit facilities could constitute an event of default under each of our other credit facilities. If an event of default occurs under the Senior Credit Facilities, our lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we could not repay these amounts, then our lenders could proceed against the collateral, which would have a material adverse effect on our business and financial condition.

    Our existing financial condition will limit our ability to obtain additional sources of financing. Although we believe that we would not be able to obtain additional credit facilities at this time, we anticipate that we will be able to obtain financing for specific transactions and on a non-recourse basis. Our failure to remain in compliance with the financial covenants of our credit facilities will have a material adverse effect on our ability to obtain any additional sources of financing. If we are unable to obtain additional sources of financing, or to renew, replace or modify our credit facilities prior to their expiration with facilities of like amount, or if we are unable to implement other alternative strategies, then we may have insufficient cash to continue to operate our business as it is now conducted, and may be unable, in whole or in part, to fund new equipment leases or the purchase of equipment, fund the acquisition of lease portfolios, fund additional purchase price consideration pursuant to the earnout provisions of various acquisition agreements, or fund other working capital requirements. Accordingly, in such circumstances, we would have to make choices among the various demands upon our liquidity, and among available alternatives to increase liquidity (including asset dispositions on then available terms), and our business, financial condition and results of operations would be materially and adversely affected.


CREDIT FACILITIES

    We have in place a series of credit facilities (the "Senior Credit Facilities") which consist of the following: (i) a $300.0 million Corporate Revolving Credit Facility primarily to finance working capital needs (the "Revolving Facility"); (ii) two asset-backed commercial paper conduit facilities totaling $400.0 million to finance small ticket and middle market leases, consisting of a limited recourse Equipment Lease Receivable Facility (the "Limited Recourse Conduit Facility") and a recourse Equipment Lease Receivable Facility (the "Full Recourse Conduit Facility"); and (iii) a $200.0 million Warehouse Facility to finance small ticket and middle market leases (the "Warehouse Facility").

    The Company paid and continues to pay financing fees in connection with entering into or extending each of the Senior Credit Facilities, which are being amortized as a yield adjustment over the terms of the Senior Credit Facilities using the interest method, and will pay an annual administration fee equal to a percentage of certain of the facilities. We expect that the aggregate fees and expenses to be paid in connection with entering into the Senior Credit Facilities will be paid from cash flows from operating activities as well as borrowings under the Revolving Facility.

    REVOLVING FACILITY. Under the Revolving Facility, we may borrow up to $300.0 million with a $50.0 million sublimit for letters of credit and a $15.0 million swingline sublimit. The proceeds of the Revolving Facility may be used to refinance loans previously incurred to fund the cash portions of acquisitions and for general corporate purposes, subject to certain limitations. Amounts outstanding under the Revolving Facility bear interest, at our option, at Bank of America's base rate plus an applicable margin or a Eurodollar rate plus an applicable margin and must be supported by a borrowing base. The borrowing base equals the net book value of qualifying assets, at varying advance rates depending on asset types, plus an amortizing amount contractually agreed, which amount does not bear relationship to any asset value. Our obligations under the Revolving Facility are guaranteed by all of our subsidiaries other than certain special purpose entities. The Revolving Facility is secured by a pledge of all of the capital stock of our domestic guaranteeing subsidiaries (and a pledge of 65% of the capital stock of each non-United States guaranteeing subsidiary) and a security interest in all other assets and properties of the Company and those subsidiaries guaranteeing the Revolving Facility, other than assets financed on a non-recourse basis by the Company and any assets subject to liens granted in connection with certain permitted indebtedness (including securitizations). Borrowings under the Revolving Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Revolving Facility contains covenants, including but not limited to limitations on liens other than permitted liens, investments, dividends and other restricted payments, incurrence of recourse indebtedness, transactions with affiliates, acquisitions other than permitted acquisitions (as defined in the Revolving Facility) as well as various financial covenants, including ratios of recourse and limited recourse debt to tangible net worth, cash flow to interest and rents, and maintenance at all times of a minimum tangible net worth. We amended the Revolving Facility as of March 31, 2000 to modify certain of our financial covenants until June 22, 2000. If we had not amended this facility, our financial condition as of March 31, 2000 and our results of operations for the first quarter would have caused us to breach the fixed-charge coverage ratio and tangible net worth financial covenants of the facility. As a condition to this amendment, we have agreed to (i) develop a plan to sell certain of our Big Ticket Division assets, (ii) limit the maximum amount of borrowings under the Revolving Facility to $290.0 million, (iii) appoint independent financial consultants to assist us in evaluating our business and financial condition and (iv) pay the costs of any financial consultants engaged by our lender to conduct an independent investigation of our business and financial condition. The Revolving Facility, which was entered into in June 1998, has a three-year term. We pay a quarterly fee equal to a percentage of the unused portion of the Revolving Facility. As of March 31, 2000, the Company had borrowings of $249.0 million outstanding under the Revolving Facility with a weighted average interest rate of 8.5%.

    LIMITED RECOURSE CONDUIT FACILITY. We have established the Limited Recourse Conduit Facility with Bank of America, as agent, pursuant to which a commercial paper conduit (the "CP Conduit") or, if the CP Conduit does not buy them, one or more bank investors, which will include Bank of America (the "Bank Investors"), will purchase beneficial interests in leases (the "Net Investment") in an amount of up to $200.0 million (the "Facility Limit"), from a special purpose entity, collateralized by small ticket and middle market leases meeting certain eligibility requirements. Two indirect, bankruptcy-remote subsidiaries of the Company (the "Transferors") may purchase the Company's interest in certain financing leases and related leased equipment originated or purchased by the Company or eligible subsidiaries of the Company. The CP Conduit (or, upon the occurrence of certain events, the Bank Investors) will purchase beneficial interests in leases from the Transferors at an amount equal to a percentage of the present value of the remaining lease receivables. Collections on the leases will generally be applied first to pay any amounts due under the Limited Recourse Conduit Facility and certain other specified facilities, and then to the Transferors. We plan to reduce the Net Investment under the Limited Recourse Conduit Facility periodically through securitizations. Should we be unable to securitize leases going forward, our business, financial condition and results of operations could be materially and adversely affected. The Limited Recourse Conduit Facility contains certain restrictions, including but not limited to limitations on liens on the leases, indebtedness, certain lease modifications and changes in credit and collection practices. The Limited Recourse Conduit Facility requires payment by the Transferor of program fees, facility fees, administration fees and commercial paper dealer fees. The term of the Limited Recourse Conduit Facility expires in August 2000. As of March 31, 2000, the amount outstanding under the Purchase Facility was $136.7 million with a weighted average interest rate of 6.8%.

    FULL RECOURSE CONDUIT FACILITY. We have established the Full Recourse Conduit Facility with Bank of America, as administrative agent, pursuant to which the CP Conduit or the Bank Investors will advance an amount up to $200.0 million. A subsidiary of the Company (the "Financing SPE") will finance the Company's interest in certain operating and financing leases and certain leased equipment originated or purchased by the Company or certain subsidiaries of the Company. The CP Conduit (or, under certain limited circumstances, the Bank Investors) will lend funds to the Financing SPE in an amount equal to a percentage of the present value of the remaining lease receivables. Such borrowings are secured by an interest in the Financing SPE's leases and certain leased equipment. We plan to reduce the borrowing outstanding under the Full Recourse Conduit Facility periodically through securitizations. Should we be unable to securitize leases going forward, our business, financial condition and results of operations could be materially and adversely affected. The Full Recourse Conduit Facility contains certain restrictions and requires the payment of various fees, generally on terms substantially equivalent to those in the Limited Recourse Conduit Facility. We have guaranteed the amounts borrowed under the Full Recourse Conduit Facility. The term of the Full Recourse Conduit Facility expires in August 2000. As of March 31, 2000, the amount outstanding under the Full Recourse Conduit Facility was $133.9 million with a weighted average interest rate of 6.8%.

    MORGAN STANLEY ASSET FUNDING WAREHOUSE FACILITY. We have established a Warehouse Facility with Morgan Stanley Asset Funding, Inc., (the "Lender") pursuant to which Lender will make loans to an indirect, bankruptcy-remote subsidiary of the Company (the "SPE Borrower"). As security for these loans, the SPE Borrower will assign all of the Borrower's right, title and interest in, to and under certain small ticket and middle market leases and loans and related equipment originated or purchased by the Company or eligible subsidiaries of the Company (the "Originators"). Lender will lend against leases at an amount equal to a percentage of the present value of the remaining lease receivables, up to a maximum amount of $200.0 million. Amounts outstanding under the Warehouse Facility bear interest at a rate equal to a Eurodollar rate plus an applicable margin. Collections on the leases will generally be applied first to pay any amounts due under the Warehouse Facility, including without limitation the repayment of principal of and interest on all loans and all other amounts owing to the Lender and then to the Originators. We plan to reduce the borrowing outstanding under the Warehouse Facility periodically through securitizations. Should we be unable to securitize leases going forward, our business, financial condition and results of operations could be materially and adversely affected. Borrowings under the Warehouse Facility are subject to certain conditions. In addition, the Warehouse Facility contains certain covenants, including but not limited to limitations on liens, investments, dividends and other restricted payments, capital expenditures, transactions with affiliates, acquisitions, incurrence of debt, and interest rate protection acceptable to Lender, and various financial covenants customary for transactions of this type. The term of the Warehouse Facility, which was entered into in December 1999, is 364 days. As of March 31, 2000, the Company had borrowings of $16.7 million outstanding under the Warehouse Facility with a weighted average interest rate of 6.9%. Our financial condition as of March 31, 2000 and our results of operations for the first quarter would have caused us to breach the fixed-charge coverage ratio and tangible net worth financial covenants under the Morgan Stanley Asset Funding Warehouse Facility. We have obtained a waiver of this breach, which waiver expires on June 14, 2000. We do not have the right to make additional borrowings under this facility during the period that the waiver is in effect.


OTHER CREDIT FACILITIES

    REVOLVING PURCHASE FACILITY. In November 1999, we closed a $50.0 million increase in our $75.0 million discretionary, revolving facility with Key Global Finance. This facility is for the funding of eligible leases and is available to most of the originating units in our Technology and Finance Group as well as one of the originating units in our Business Credit Group.

TERM LOANS

    AIRCRAFT FACILITY. Effective March 30, 2000, we converted our revolving credit facility for the financing of aircraft into a term loan. As a condition of the conversion, the Company pledged 100% of the stock of UniCapital AFT-II, Inc., five engines and the Class C Notes related to the 1999-1 and 2000-1 securitization transactions. The Aircraft Facility is nonrecourse to the Company and is secured by a first priority perfected pledge of all of the common stock of each special purpose entity wholly owned by the Company which uses the Aircraft Facility ("SPE Aircraft Borrower") and each domestic subsidiary of each SPE Aircraft Borrower, a first priority perfected security interest in all present and future assets and properties of each SPE Aircraft Borrower and each of its subsidiaries and certain other assets of the Company's aircraft and aircraft engine businesses. The aggregate net book value of the assets that are pledged as collateral under the Aircraft Facility is $120.7 million. Borrowings under the Aircraft Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Aircraft Facility contains certain covenants, including but not limited to limitations on liens, dividends and other restricted payments, capital expenditures, acquisitions, incurrence of debt, as well as requirements related to annual appraisals of eligible aircraft, approved aircraft and aircraft engine types and interest rate protection acceptable to the lender, and various financial covenants customary for transactions of this type, including a ratio of cash flow to interest. The Aircraft Facility expires in December 2000. As of March 31, 2000, the Company had borrowings of $329.3 million outstanding under the Aircraft Facility with a weighted average interest rate of 9.3%. The Company's financial condition as of March 31, 2000 and results of operations for the first quarter would have caused the SPE Aircraft Borrower to breach the interest coverage ratio financial covenant of the Aircraft Facility. This financial covenant was modified in connection with the amendment to the facility effective March 30, 2000.

SECURITIZATION TRANSACTIONS

    On September 9, 1999, we completed our first securitization transaction involving the issuance of $365.7 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by Ambac Assurance Corp. In addition, Class B and Class C Notes, rated BBB and BB, respectively by Duff & Phelps Credit Rating Co. and Fitch IBCA, were retained by the Company. We financed the Class B Notes pursuant to short term facilities. The weighted average interest rate for the Class A Notes as of March 31, 2000 was 6.96%. The weighted average interest rate will vary as Class A Notes are paid. As of March 31, 2000, the outstanding principal balance was $327.3 million.

    On March 28, 2000, the Company completed its second securitization transaction involving the issuance of $301.5 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes and the Class B Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by the Ambac Assurance Corp. The Class B Notes were rated BBB- by each of Duff & Phelps Credit Rating Co. and Fitch IBCA. In addition, Class C Notes rated BB by Duff & Phelps Credit Rating Co and Fitch IBCA were retained by the Company. The weighted average interest rate for the Class A and Class B Notes as of March 31, 2000 was 7.09%. The weighted average interest rate will vary as Class A and Class B Notes are paid.

    Under the terms of these securitization transactions, if we sustain losses for two consecutive quarters or if there are defaults or if certain financial or portfolio triggers occur, then certain payments on subordinate securities otherwise due to the Company may be redirected to accelerate the senior bonds and the majority interest of the bondholders (currently controlled by the surety) may remove the Company as servicer.


FLUCTUATIONS IN QUARTERLY RESULTS

    We have experienced and may continue to experience significant fluctuations in quarterly operating results due to a number of factors including, among others, the consummation of a transaction in a particular calendar quarter (or the failure to complete such a transaction), variations in the volume of leases originated, variations in interest rates and market conditions for assets in the principal asset classes of our portfolio. In addition, certain of our operating subsidiaries may from time to time experience relatively large transactions for one or a few customers or relatively large sales of equipment and/or lease portfolios, which may not recur or may not be followed by correspondingly large transactions in subsequent periods. Moreover, to the extent that we retain for our own portfolio a greater portion of the leases that we acquire or originate and the equipment that we acquire, we will not generate revenue from gain on sale for the retained leases or revenue from sales of the retained equipment. As a result of these fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," "expect" or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from possible future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in interest rates; changes in asset values; inflation or deflation; changes in markets for financial products, including securitized assets; changes in political, social and economic conditions and local regulations; changes in, or failure to comply with, government regulations; demographic changes; changes in the mix of sources of revenues; competition; changes in business strategy or development plans; availability of capital sufficient to meet the Company's need for capital or on terms or at times acceptable to the Company; and availability of qualified personnel. Factors that could cause or contribute to such differences include those discussed under the heading "Factors that May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Unforeseen delays and expenses may affect our ability to develop or implement our expense-reduction program. Unforeseen delays and expenses as well as possible unfavorable market conditions for certain of our assets, such as the current unfavorable market condition for the sale of aircraft engines, may affect our ability to develop or implement our asset turnover program, our ability to refinance our debt or to secure adequate sources of liquidity, and our ability to dispose of our Big Ticket Division assets in an orderly manner. The Company assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    We incur debt to fund the origination and acquisition of leases, equipment, lease portfolios and equipment leasing businesses and for general corporate purposes. The interest rates charged on the debt are generally determined based on variable measures of interest rates such as the prevailing "Prime" rates in the United States or the London Interbank Offered Rate ("LIBOR"). For information regarding contractual interest rates on the debt and amounts outstanding and weighted average interest rate at March 31, 2000, see the discussion in "Liquidity and Capital Resources."

    We continually monitor interest rates in order to mitigate exposure to certain unfavorable variations. Our objectives in managing this risk include:

    o achieving certain ratios of fixed-rate debt to variable-rate debt; and

    o achieving certain levels of our aggregate cost of funds.

    As a result, from time to time we utilize interest rate swaps to hedge some of the Company's exposure to changing interest rates. We do not hedge all interest rate risks. As used by the Company, interest rate swaps synthetically alter the repricing characteristics of recorded assets and liabilities, effectively allowing us to reduce our exposure to variations in Prime or LIBOR. There are risks associated with the use of these instruments, including:

    o the possible inability of the counterparties to meet the terms of their contracts; and

    o market movements in values and interest rates.

    We do not enter into interest rate swap agreements for trading purposes.

    The fair value of the swaps at any particular time is determined by calculating the difference between the contractual payments at the contract rate and the prevailing market rate of the swap at such time, and discounting the stream of payments at the appropriate market discount rate.

    The following table presents, as of March 31, 2000, the following information regarding interest rate swap agreements to which we are a party: (i) the notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company or its subsidiaries, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, (v) the commencement date for agreements for which the effective period does not begin until a subsequent date, if applicable, and (vi) the maturity of the agreement.

                                                                   EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                     AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING MARCH 31, (B)
                                           ---------------------------------------------------------------------------------------
                         MARCH 31, 2000        2001           2002            2003           2004            2005      THEREAFTER
                        ----------------   ------------   ------------     -----------    -----------     -----------  -----------
INTEREST RATE SWAPS
-------------------
Amortizing notional
  amount............       $20,353,572      $16,945,787    $ 9,601,358     $ 4,274,272    $ 1,150,456
Rate to be paid by the
  Company...........             6.115%
Rate to be received by
  the Company.......         30-day CP(a)
Fair value at
March 31, 2000......       $   205,192
Maturity............      October 2003
Amortizing notional
  amount............       $22,408,935      $19,154,417    $16,980,864     $12,656,415    $ 5,552,217     $   980,605
Rate to be paid by the
  Company...........             6.245%
Rate to be received by
  the Company.......         30-day CP(a)
Fair value at
 March 31, 2000.....       $   321,353
Maturity............         June 2004
Amortizing notional
  amount............       $16,604,363      $18,964,165    $20,381,043     $17,534,077    $14,741,742     $11,891,592  $ 3,833,864
Rate to be paid by the
  Company...........             6.575%
Rate to be received by
  the Company.......         30-day CP(a)
Fair value at
March 31, 2000......       $   314,157
Maturity............       August 2009
Amortizing notional
  amount............       $30,914,292      $24,779,403    $12,280,531     $ 2,877,909    $   438,649
Rate to be paid by the
  Company...........             6.326%
Rate to be received by
  the Company.......         30-day CP(a)
Fair value at
March 31, 2000......       $   166,388
Maturity............         June 2003
Amortizing notional
  amount............       $29,107,463      $26,652,985    $21,297,761     $15,942,537    $10,587,313     $ 5,232,090  $1,215,672
Rate to be paid by the
  Company...........             6.880%
Rate to be received by
  the Company.......         30-day CP(a)
Fair value at
March 31, 2000......       $     7,177
Maturity............    September 2005
Amortizing notional
  amount............       $        --      $33,812,519    $22,856,736     $13,699,199    $ 8,630,629     $ 5,328,265  $1,818,265
Rate to be paid by the
  Company...........             7.035%
Rate to be received by
  the Company.......         30-day CP(a)
Fair value at
March 31, 2000......       $   (74,299)
Commencement........         June 2000
Maturity............    September 2009

                                                                     EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                       AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING MARCH 31, (B)
                                           ------------------------------------------------------------------------------------
                         MARCH 31, 2000        2001          2002           2003         2004            2005       THEREAFTER
                       ------------------  ------------  ------------  ------------  -------------    ----------    -----------
Amortizing notional
  amount............       $        --     $ 25,259,704  $ 15,657,867  $  9,176,711  $   6,647,708    $5,624,999    $2,662,389
Rate to be paid by the
  Company...........             6.995%
Rate to be received by
  the Company.......         30-day CP(a)
Fair value at
March 31, 2000......       $   (33,171)
Commencement........         June 2000
Maturity............    September 2009
Amortizing notional
  amount............       $        --     $ 34,100,830  $ 22,151,686  $ 13,207,611  $   8,875,136    $6,544,063    $2,682,639
Rate to be paid by the
  Company...........              7.110%
Rate to be received by
  the Company.......          30-day CP(a)
Fair value at
March 31, 2000......       $  (134,462)
Commencement........         June 2000
Maturity............    September 2009
Amortizing notional
  amount............       $17,951,990     $ 16,671,082  $ 11,907,527  $  7,779,817  $   6,539,233    $6,539,233    $6,539,233
Rate to be paid by the
  Company...........              7.230%
Rate to be received by
  the Company.......          30-day CP(a)
Fair value at
March 31, 2000......       $    26,537
Maturity............         July 2005
Fixed notional
  amount............       $75,000,000     $ 75,000,000  $ 75,000,000  $ 75,000,000
Rate to be paid by the
  Company...........              5.125%
Rate to be received by
  the Company.......     3-month LIBOR
Fair value at
March 31, 2000......       $ 3,525,953
Maturity............     November 2002
Amortizing notional
  amount............       $        --     $  1,084,148  $  1,024,181  $    938,048  $     843,768  $    740,980  $     371,057
Rate to be paid by the
  Company...........              6.540%
Rate to be received by
  the Company.......          30-day CP(a)
Fair value at
March 31, 2000......       $    22,559
Commencement........      October 2000
Maturity............      January 2010

----------

(a) The rate to be received by the Company is based on a 30-day commercial paper rate published by the U.S. Federal Reserve (H15 report).

(b) The amortizing notional amount is based on contractual agreements with the counterparty.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.)Exhibits

     4.01 Amended and Restated Credit Agreement by and among First Security Bank, National Association, as Trustee, Lehman Commercial Paper Inc., as Lender and as Agent and the Lenders party thereto, dated as of March 30, 2000.

     11.01 Statement Regarding Computation of Per Share Earnings

     27.01 Financial Data Schedule

     (b.) Reports on Form 8-K

     None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNICAPITAL CORPORATION


Date: May 15, 2000

                                   By: /s/ JONATHAN NEW
                                   --------------------------------------------
                                   Jonathan New
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)