Form 10-Q
period 2000-06-30
UNICAPITAL CORP
filed 2000-08-14
CIK 1055684

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         On August 10, 2000, there were 56,977,224 shares of Common Stock outstanding.

                             UNICAPITAL CORPORATION

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

  Item 1. Unaudited Consolidated Financial Statements .......................  3

  Consolidated Balance Sheets................................................  3

  Consolidated Statements of Operations......................................  4

  Consolidated Statements of Stockholders' Equity............................  5

  Consolidated Statements of Cash Flows......................................  6

  Notes to Unaudited Consolidated Financial Statements ......................  7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 23

PART II. OTHER INFORMATION................................................... 27

  Item 1. Legal Proceedings.................................................. 27

  Item 4. Submission of Matters to a Vote of Security Holders................ 27

  Item 6. Exhibits and Reports on Form 8-K................................... 27

  Signature.................................................................. 28

                          PART I. FINANCIAL INFORMATION

               ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           JUNE 30,    DECEMBER 31,
                                                             2000          1999
                                                          ----------   ------------
                        ASSETS
Cash and cash equivalents............................     $   35,082    $   25,849
Restricted cash......................................         58,266       126,637
Accounts receivable, net.............................         32,120        60,870
Notes receivable.....................................          8,920        45,097
Net investment in finance contracts..................        925,566       856,527
Equipment under operating leases, net................        141,483     1,908,686
Equipment held for sale or lease.....................         54,306       264,714
Investments..........................................         14,452        20,981
Property and equipment, net..........................         15,998        18,601
Goodwill, net of accumulated amortization of
  $104,276 and $28,752, respectively.................        331,031       625,180
Income taxes receivable..............................             --         5,872
Net assets of discontinued operations................        121,004            --
Deposits and other assets............................         14,914        45,567
                                                          ----------    ----------
     Total assets....................................     $1,753,142    $4,004,581
                                                          ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Recourse debt........................................     $  408,984    $  455,900
Non-recourse and limited recourse debt...............        861,548     2,412,233
Accounts payable and accrued expenses................         88,963       115,210
Security and other deposits..........................          4,300        61,185
Accrued restructuring................................          3,848            --
Deferred income taxes................................             --        82,772
Other liabilities....................................          8,698        14,988
                                                          ----------    ----------
     Total liabilities...............................      1,376,341     3,142,288
                                                          ----------    ----------
Minority interest....................................             --        23,725
Commitments and contingencies........................             --            --
Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares
     authorized, no shares issued and outstanding....             --            --
  Common stock, $.001 par value, 200,000,000 shares
     authorized, 56,977,224 and 53,512,308 shares
     issued and outstanding, respectively............             57            53
  Additional paid-in capital.........................        817,425       808,657
  Stock subscription notes receivable................         (3,210)       (3,210)
  Accumulated other comprehensive income.............            289           430
  Retained earnings (deficit)........................       (437,760)       32,638
                                                          ----------    ----------
     Total stockholders' equity......................        376,801       838,568
                                                          ----------    ----------
     Total liabilities and stockholders' equity......     $1,753,142    $4,004,581
                                                          ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------       -------------------------
                                                    2000             1999            2000             1999
                                                 ----------         --------       ---------        --------
Income from finance contracts.............        $  26,591         $14,656        $  51,698        $ 26,176
Rental income from operating leases.......           19,999          15,936           37,212          30,913
Sales of equipment........................           46,392          26,397           91,061          50,451
Gain on sale of finance contracts.........            2,073             894            7,800           1,177
Fees, commissions and remarketing income..            3,464           6,515            8,830          12,564
Interest and other income.................            1,223           1,546              727           3,939
                                                  ---------         -------        ---------        --------
     Total revenues.......................           99,742          65,944          197,328         125,220
                                                  ---------         -------        ---------        --------
Cost of operating leases..................           14,908          10,240           26,928          19,080
Cost of equipment sold....................           42,535          24,559           84,410          44,868
Interest expense..........................           23,884          12,008           43,526          22,596
Selling, general and administrative
  expenses ...............................           36,434          23,071           69,982          45,423
Restructuring and other nonrecurring
  charges ................................            4,042              --            5,925              --
Goodwill amortization and impairment......           57,783           2,707           75,524           5,402
                                                  ---------         -------        ---------        --------
     Total expenses.......................          179,586          72,585          306,295         137,369
                                                  ---------         -------        ---------        --------
Income (loss) from continuing operations
  before taxes............................          (79,844)         (6,641)        (108,967)        (12,149)
Benefit for income taxes..................           (9,129)         (1,500)         (15,435)         (2,593)
                                                  ---------         -------        ---------        --------
Net income (loss) from continuing
  operations..............................          (70,715)         (5,141)         (93,532)         (9,556)
                                                  ---------         -------        ---------        --------
Discontinued operations (Note 12): .......
Income (loss) from operations of
  discontinued Big Ticket Division (plus
  (less) applicable income taxes of $7.3
  million, ($7.2) million, $44.4 million
  and ($10.5) million, respectively)......          (18,779)          9,750         (250,873)         13,278
Loss on disposal of Big Ticket
  Division including provision of $33.2
  million for operating losses during
  phaseout period (plus (less) applicable
  income taxes of $44.1 million and
  $22.4 million, respectively)............         (104,311)             --         (125,993)             --
                                                  ---------         -------        ---------        --------

     Total discontinued operations........         (123,090)          9,750         (376,866)         13,278
                                                  ---------         -------        ---------        --------
Net income (loss) ........................        $(193,805)        $ 4,609        $(470,398)       $  3,722
                                                  =========         =======        =========        ========
Income (loss) per common share, basic -
  continuing operations...................        $   (1.24)        $ (0.10)       $   (1.67)       $  (0.18)
Income (loss) per common share, diluted -
  continuing operations...................        $   (1.24)        $ (0.10)       $   (1.67)       $  (0.18)
Income (loss) per common share, basic -
  discontinued operations.................        $   (2.16)        $  0.19        $   (6.74)       $   0.25
Income (loss) per common share, diluted -
  discontinued operations.................        $   (2.16)        $  0.19        $   (6.74)       $   0.25
Income (loss) per common share,
  basic - net                                     $   (3.40)        $  0.09        $   (8.41)       $   0.07
Income (loss) per common share, diluted  -
  net.....................................        $   (3.40)        $  0.09        $   (8.41)       $   0.07
Weighted average shares outstanding,
  basic ..................................       56,945,336      52,681,874       55,909,251      52,594,357
Weighted average shares outstanding,
  diluted ................................       56,945,336      53,359,803       55,909,251      53,142,244

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                STOCK      ACCUMULATED
                                               ADDITIONAL   SUBSCRIPTION      OTHER       RETAINED
                                     COMMON      PAID-IN        NOTES     COMPREHENSIVE   EARNINGS       COMPREHENSIVE
                                      STOCK      CAPITAL     RECEIVABLE   INCOME (LOSS)   (DEFICIT)      INCOME (LOSS)     TOTAL
                                     ------    ----------   ------------  -------------   ---------      -------------   ---------
Balance at December 31, 1999......     $53      $808,657       $(3,210)       $ 430       $  32,638                      $ 838,568
Issuance of 3,340,971
  shares of common stock in
  connection with earnouts
  for companies acquired
  in 1998.........................       4         8,656            --           --              --                          8,660

Issuance of 123,945 shares
  of Common stock in
  connection with employee
  stock purchase plan.............      --           112            --           --              --                            112

Comprehensive income (loss):
  Net loss........................      --            --            --           --        (470,398)       $(470,398)     (470,398)
  Other comprehensive income
    (loss):
    Change in net unrealized
      gain on securities (net
      of deferred taxes of $86)...      --            --            --         (141)             --             (141)         (141)
                                                                                                           ---------
    Total comprehensive income
      (loss)......................                                                                         $(470,539)
                                       ---      --------       -------        -----       ---------        =========     ---------
Balance at June 30, 2000..........     $57      $817,425       $(3,210)       $ 289       $(437,760)                     $ 376,801
                                       ===      ========       =======        =====       =========                      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           ------------------------
                                                              2000         1999
                                                           ---------    -----------
Cash flows from operating activities:
  Net income (loss)..................................      $(470,398)   $     3,722
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization....................         41,147         58,121
    Impairment of goodwill...........................         70,245             --
    Deferred income tax expense (benefit)............        (82,772)         3,471
    Provision for credit losses......................         14,131          3,041
    Gain on sale of finance contracts................         (7,800)        (1,177)
    Gain on sale of equipment........................         (8,151)       (30,152)
    Gain on sale of beneficial interest in
      subsidiary ....................................           (220)            --
    Equity in net earnings of minority-owned
      affiliates ....................................           (441)            --
    Changes in other assets and liabilities:
      Restricted cash................................             --        (93,794)
      Notes and accounts receivable..................          9,513        (17,794)
      Income taxes receivable........................           (523)            --
      Deposits and other assets......................         (2,034)        (3,593)
      Accounts payable and accrued expenses..........         (2,371)        19,510
      Security and other deposits....................            974         26,523
      Accrued restructuring..........................          3,698             --
      Net assets of discontinued operations..........        438,330             --
      Income taxes payable...........................             --         (6,353)
      Other liabilities..............................          7,055          7,039
                                                           ---------    -----------
      Net cash provided by (used in) operating
        activities...................................         10,383        (31,436)
                                                           ---------    -----------
Cash flows from investing activities:
  Capital expenditures...............................         (2,415)        (5,431)
  Proceeds from sale of finance contracts............        141,321         49,767
  Proceeds from sale of equipment....................         18,514        120,212
  Proceeds from sale of beneficial interest in
    subsidiary.......................................            779             --
  Collection of finance contracts, net of finance
    income earned....................................        117,692        105,486
  Investment in finance contracts and purchases of
    equipment for sale or lease......................       (481,068)    (1,828,448)
  Cash paid under earnout agreements for companies
    acquired in 1998.................................         (2,764)       (12,258)
  Decrease in investments, net.......................          7,126         13,100
                                                           ---------    -----------
      Net cash used in investing activities..........       (200,815)    (1,557,572)
                                                           ---------    -----------
Cash flows from financing activities:
  Proceeds from recourse debt........................        338,147        533,855
  Repayment of recourse debt.........................       (385,063)      (325,563)
  Proceeds from non-recourse and limited
    recourse debt ...................................        684,160      1,661,203
  Repayment of non-recourse and limited
    recourse debt ...................................       (413,800)      (285,634)
  Proceeds received on subscription notes
    receivable.......................................             --            144
  Change in restricted cash..........................        (23,779)            --
                                                           ---------    -----------
      Net cash provided by financing activities......        199,665      1,584,005
                                                           ---------    -----------
Increase (decrease) in cash and cash equivalents.....          9,233         (5,003)
Cash and cash equivalents at beginning of period.....         25,849          9,772
                                                           ---------    -----------
Cash and cash equivalents at end of period...........      $  35,082    $     4,769
                                                           =========    ===========
Supplemental disclosure of non-cash investing and
  financing transactions:
  Debt assumed in connection with acquisition of
    aircraft and aircraft engines....................      $      --    $    59,955
                                                           =========    ===========
  Notes received as partial consideration on sales of
    aircraft and aircraft engines....................      $      --    $     9,200
                                                           =========    ===========
  Debt assumed by buyers as partial consideration
    on sales of aircraft and aircraft engines........      $      --    $    14,172
                                                           =========    ===========

  Debt assumed by buyers as partial consideration
    on sales of equipment............................      $   9,558    $        --
                                                           =========    ===========
  Common stock issued in connection with earnouts for
    companies acquired in 1998.......................      $   8,659    $     7,824
                                                           =========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

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

         The Company originates, acquires, sells and services equipment leases and arranges structured financing in the computer and telecommunications equipment, middle market and small ticket areas of the equipment leasing industry. In addition, the Company provides lease administration and processing services, which include the servicing of certain leases sold to third parties. The Company's leases and structured financing arrangements cover a broad range of equipment, including computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes, and petroleum retail equipment and, until the Company completes the divestiture of all of the assets of the Big Ticket Division, aircraft, aircraft engines and other aircraft equipment.

         In the second quarter 2000, the Company reached a decision to discontinue the operations of its Big Ticket Division and has developed and is implementing a plan to divest all assets of the Big Ticket Division within one year.

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

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

         For a description of the Company's accounting policies, refer to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

NOTE 3 -- INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided to reduce deferred taxes to the amount expected to be realized based on available evidence. The Company's effective tax rate differs from that computed at the statutory rate principally as a result of non-deductible goodwill amortization, asset impairment writedowns and write-offs of certain goodwill amounts in 2000.

NOTE 4 -- STOCKHOLDERS' EQUITY

         During the six months ended June 30, 2000, the Company issued 3,340,971 shares of Common Stock to the former owners of certain companies acquired in 1998. These shares were issued in connection with earnout arrangements and have been recorded as additional purchase price in the amount of $8.7 million.

         In 1999, the Company implemented an employee stock purchase plan. During the six months ended June 30, 2000, the Company issued 123,945 shares of Common Stock to employees under the plan.

NOTE 5 -- INCOME (LOSS) PER SHARE

         Income (loss) per share has been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 6 -- SEGMENT INFORMATION

         The following tables present selected financial information for the Company's continuing reporting segments as of and for the three months ended June, 2000 and 1999 (in thousands):

                                                  THREE MONTHS ENDED JUNE 30, 2000
                                        -----------------------------------------------------
                                        TECHNOLOGY
                                            AND        BUSINESS
                                          FINANCE       CREDIT      CORPORATE
                                           GROUP        GROUP        DIVISION    CONSOLIDATED
                                        ----------     --------     ---------    ------------
Income from finance contracts.....      $   17,760     $  8,830      $      1     $   26,591
Rental income from operating
  leases .........................          19,999           --            --         19,999
Sales of equipment................          46,376           16            --         46,392
Gain on sale of finance
  contracts. .....................           2,308         (235)           --          2,073
Fees, commissions and remarketing
  income..........................           1,156        1,924           384          3,464
Interest and other income.........             548         (241)          916          1,223
                                        ----------     --------      --------     ----------
     Total revenues...............          88,147       10,294         1,301         99,742
                                        ----------     --------      --------     ----------
Cost of operating leases..........          14,908           --            --         14,908
Cost of equipment sold............          42,531            4            --         42,535
Interest expense..................          11,966        5,254         6,664         23,884
Selling, general and
  administrative expenses.........          24,022       10,716         1,696         36,434
Restructuring and other
  nonrecurring charges............            (110)         542         3,610          4,042
Goodwill amortization and
  impairment .....................          33,733       23,975            75         57,783
                                        ----------     --------      --------     ----------
     Total expenses...............         127,050       40,491        12,045        179,586
                                        ----------     --------      --------     ----------
Income (loss) from continuing
  operations before taxes.........      $  (38,903)    $(30,197)     $(10,744)    $  (79,844)
                                        ==========     ========      ========     ==========
Net investment in finance
  contracts ......................      $  627,521     $317,456      $(19,411)    $  925,566
                                        ==========     ========      ========     ==========
Equipment under operating
  leases, net ....................      $  141,479     $      4      $     --     $  141,483
                                        ==========     ========      ========     ==========
Total assets from continuing
  operations......................      $1,151,268     $378,847      $102,023     $1,632,138
                                        ==========     ========      ========     ==========
Total assets from discontinued
  operations......................      $       --     $     --      $     --     $  121,004
                                        ==========     ========      ========     ==========
Total assets......................      $1,151,268     $378,847      $102,023     $1,753,142
                                        ==========     ========      ========     ==========
Total debt........................      $  650,080     $290,390      $330,062     $1,270,532
                                        ==========     ========      ========     ==========


                                                  THREE MONTHS ENDED JUNE 30, 1999
                                        -----------------------------------------------------
                                        TECHNOLOGY
                                            AND        BUSINESS
                                          FINANCE       CREDIT      CORPORATE
                                           GROUP        GROUP        DIVISION    CONSOLIDATED
                                        ----------     --------     ---------    ------------
Income from finance contracts.....      $   10,675     $  3,981      $     --     $   14,656
Rental income from operating
  leases .........................          15,730          206            --         15,936
Sales of equipment................          26,397           --            --         26,397
Gain on sale of finance
  contracts. .....................             894           --            --            894
Fees, commissions and remarketing
  income..........................           5,013        1,315           187          6,515
Interest and other income.........             552          762           232          1,546
                                        ----------     --------      --------     ----------
     Total revenues...............          59,261        6,264           419         65,944
                                        ----------     --------      --------     ----------
Cost of operating leases..........          10,191           49            --         10,240
Cost of equipment sold............          24,559           --            --         24,559
Interest expense..................           6,774        1,669         3,565         12,008
Selling, general and
  administrative expenses.........          11,965        7,515         3,591         23,071
Goodwill amortization and
  impairment .....................           2,179          453            75          2,707
                                        ----------     --------      --------     ----------
     Total expenses...............          55,668        9,686         7,231         72,585
                                        ----------     --------      --------     ----------
Income (loss) from continuing
  operations before taxes.........      $    3,593     $ (3,422)     $ (6,812)    $   (6,641)
                                        ----------     --------      --------     ----------
Net investment in finance
  contracts.......................      $  434,805     $141,164      $   (840)    $  575,129
                                        ==========     ========      ========     ==========
Equipment under operating leases,
  net ............................      $   94,821     $    291      $     --     $   95,112
                                        ==========     ========      ========     ==========
Total assets......................      $  970,402     $237,369      $226,068     $1,433,839
                                        ==========     ========      ========     ==========
Total debt........................      $  380,254     $128,501      $260,887     $  769,642
                                        ==========     ========      ========     ==========

    The following tables present selected financial information for the Company's continuing reporting segments as of and for the six months ended June, 2000 and 1999 (in thousands):

                                                   SIX MONTHS ENDED JUNE 30, 2000
                                        -----------------------------------------------------
                                        TECHNOLOGY
                                            AND        BUSINESS
                                          FINANCE       CREDIT      CORPORATE
                                           GROUP        GROUP        DIVISION    CONSOLIDATED
                                        ----------     --------     ---------    ------------
Income from finance contracts.....      $   34,969     $ 16,727      $      2     $   51,698
Rental income from operating
  leases .........................          37,212           --            --         37,212
Sales of equipment................          91,045           16            --         91,061
Gain on sale of finance
  contracts.......................           5,891        1,909            --          7,800
Fees, commissions and remarketing
  income..........................           3,962        3,589         1,279          8,830
Interest and other income.........            (255)        (552)        1,534            727
                                        ----------     --------      --------     ----------
     Total revenues...............         172,824       21,689         2,815        197,328
                                        ----------     --------      --------     ----------
Cost of operating leases..........          26,924            4            --         26,928
Cost of equipment sold............          84,404            6            --         84,410
Interest expense..................          22,544        9,971        11,011         43,526
Selling, general and
  administrative expenses.........          44,779       19,897         5,306         69,982
Restructuring and other
  nonrecurring charges............           1,229          759         3,937          5,925
Goodwill amortization and
  impairment .....................          47,742       27,632           150         75,524
                                        ----------     --------      --------     ----------
     Total expenses...............         227,622       58,269        20,404        306,295
                                        ----------     --------      --------     ----------
Income (loss) from continuing
  operations before taxes.........      $  (54,798)    $(36,580)     $(17,589)    $ (108,967)
                                        ==========     ========      ========     ==========
Net investment in finance
  contracts ......................      $  627,521     $317,456      $(19,411)    $  925,566
                                        ==========     ========      ========     ==========
Equipment under operating leases,
  net ............................      $  141,479     $      4      $     --     $  141,483
                                        ==========     ========      ========     ==========
Total assets from continuing
  operations......................      $1,151,268     $378,847      $102,023     $1,632,138
                                        ==========     ========      ========     ==========
Total assets from discontinued
  operations......................      $       --     $     --      $     --     $  121,004
                                        ==========     ========      ========     ==========
Total assets......................      $1,151,268     $378,847      $102,023     $1,753,142
                                        ==========     ========      ========     ==========
Total debt........................      $  650,080     $290,390      $330,062     $1,270,532
                                        ==========     ========      ========     ==========


                                                   SIX MONTHS ENDED JUNE 30, 1999
                                        -----------------------------------------------------
                                        TECHNOLOGY
                                            AND        BUSINESS
                                          FINANCE       CREDIT      CORPORATE
                                           GROUP        GROUP        DIVISION    CONSOLIDATED
                                        ----------     --------     ---------    ------------
Income from finance contracts.....      $   19,586     $  6,590      $     --     $   26,176
Rental income from operating
  leases .........................          30,557          356            --         30,913
Sales of equipment................          50,451           --            --         50,451
Gain on sale of finance
  contracts. .....................           1,177           --            --          1,177
Fees, commissions and remarketing
  income..........................           8,727        3,127           710         12,564
Interest and other income.........           1,784        1,321           834          3,939
                                        ----------     --------      --------     ----------
     Total revenues...............         112,282       11,394         1,544        125,220
                                        ----------     --------      --------     ----------
Cost of operating leases..........          18,973          107            --         19,080
Cost of equipment sold............          44,868           --            --         44,868
Interest expense..................          12,283        2,763         7,550         22,596
Selling, general and
  administrative expenses.........          22,901       14,347         8,175         45,423
Goodwill amortization and
  impairment .....................           4,346          904           152          5,402
                                        ----------     --------      --------     ----------
     Total expenses...............         103,371       18,121        15,877        137,369
                                        ----------     --------      --------     ----------
Income (loss) from continuing
  operations before taxes.........      $    8,911     $ (6,727)     $(14,333)    $  (12,149)
                                        ==========     ========      ========     ==========
Net investment in finance
  contracts ......................      $  434,805     $141,164      $   (840)    $  575,129
                                        ==========     ========      =========    ==========
Equipment under operating leases,
  net ............................      $   94,821     $    291      $     --     $   95,112
                                        ==========     ========      ========     ==========
Total assets......................      $  970,402     $237,369      $226,068     $1,433,839
                                        ==========     ========      ========     ==========
Total debt........................      $  380,254     $128,501      $260,887     $  769,642
                                        ==========     ========      ========     ==========

NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 for one year to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company is in the process of evaluating the impact of adopting SFAS 133 and SFAS 138 and the effect that the adoption of SFAS 133 and SFAS 138 will have on its results of operations and financial position.

NOTE 8 -- SALES OF FINANCE CONTRACTS

         The Company transfers finance contracts to third parties in the normal course of business, which transfers are accounted for as sales of finance contracts under the provisions of SFAS 125. In these transactions, the Company records a gain on the sale of finance contracts and may also retain interests in the residual cash flows of the underlying receivables. Under the provisions of SFAS 125, gain on sale of finance contracts is calculated as the difference between the proceeds received, net of related selling expenses, and the allocable carrying amount of the related finance contracts, determined using the fair value approach.

         During the three and six months ended June 30, 2000, the Company transferred finance contracts with a net book value of $16.5 million and $59.3 million, respectively, to third parties in sales transactions, received proceeds of $14.5 million and $64.1 million, respectively, and recognized a gain of $2.0 million and $4.8 million, respectively.

         During the three and six months ended June 30, 2000, the Company transferred finance contracts with a net book value of $5.0 million and $21.7 million, respectively, to its Revolving Purchase Facility with Key Global Finance in sales transactions, received proceeds of $5.1 million and $22.9 million, respectively, and recognized a gain of $0.1 million and $1.2 million, respectively.

         During the six months ended June 30, 2000, in connection with a securitization transaction, the Company transferred finance contracts with a net book value of $58.9 million and recognized a gain of $1.8 million. From this transaction the Company received cash of $59.5 million and recorded retained interests of $1.2 million.

NOTE 9 -- RESTRICTED CASH

         At June 30, 2000, the Company reported $58.3 million of restricted cash, which relates to reserve accounts established in September 1999 and March 2000 under securitization and other credit facilities.

NOTE 10 -- RESTRUCTURING AND OTHER NONRECURRING CHARGES

         During the three months ended March 31, 2000, the Company implemented a restructuring program and recorded certain restructuring charges related to headcount reductions and the elimination of duplicative expenses and non-core activities and businesses. During the three months ended June 30, 2000, the Company recorded additional restructuring charges of $4.0 million. The restructuring and other nonrecurring charges are shown as a separate component of operating expenses. Cash outlays during these periods were principally for severance. The remaining cash outlays are expected to be funded from cash flows from operations or through credit facilities.

    A summary of the restructuring charges for continuing operations is as follows:

                                                                                   SECOND                   SECOND
                                                                                   QUARTER                  QUARTER
                                                                                    CASH                     CASH
                                          TOTAL                                  OUTLAYS ON      TOTAL     OUTLAYS ON
                                          FIRST      FIRST                          FIRST       SECOND      SECOND
                                         QUARTER    QUARTER       ACCRUAL AT       QUARTER      QUARTER     QUARTER      ACCRUAL AT
                                         EXPENSE  CASH OUTLAYS  MARCH 31, 2000     EXPENSES     EXPENSE     EXPENSES   JUNE 30, 2000
                                         -------  ------------  --------------   ----------     -------    ----------  -------------
                                                                        (DOLLARS IN MILLIONS)
Severance.............................     $1.4       $0.9           $0.5            $0.4         $0.8        $0.1         $0.8
Future lease obligations on facility
  closures............................      0.2                       0.2                          0.7                      0.9
Other costs...........................      0.3        0.1            0.2             0.2          2.5         0.4          2.1
                                           ----       ----           ----            ----         ----        ----         ----
     Total restructuring charges......     $1.9       $1.0           $0.9            $0.6         $4.0        $0.5         $3.8
                                           ====       ====           ====            ====         ====        ====         ====

         The severance costs are related to the termination of personnel in two non-core businesses and other headcount reductions including positions ranging from executive to administrative. At June 30, 2000 the accrual represents the severance costs associated with those employees notified of termination by June 30, 2000.

         The other costs include costs associated with the early termination of contractual arrangements as well as costs associated with the elimination of three non-core businesses.


NOTE 11 -- IMPAIRMENT OF GOODWILL

         During the three and six months ended June 30, 2000, the Company determined that $55.2 million and $70.2 million, respectively, of goodwill from subsidiaries in continuing segments was impaired and fully amortized these amounts during the respective periods. These amounts are included in the caption "Goodwill amortization and impairment" in the accompanying Consolidated Statement of Operations. The impairment related to three companies in the Business Credit Group, and two companies in the Technology and Finance Group.

         A summary of the impairment of goodwill is as follows:

                                               IMPAIRMENT OF
                                                 GOODWILL
                                               -------------
                                               (DOLLARS IN
                                                 MILLIONS)
         Business Credit Group...............      $26.7
         Technology and Finance Group........       43.5
                                                   -----
              Total impairment of goodwill...      $70.2
                                                   =====

         The impairment write-off of goodwill in the Business Credit Group and the Technology and Finance Group was a result of the Company's determination that certain subsidiaries could no longer generate positive cash flow from operations. The Company has decided to exit the operations conducted by these subsidiaries, through subsidiary closure, sale or otherwise.

         In addition, the Company determined the entire amount of goodwill in the Big Ticket Division was impaired, and fully amortized the appropriate amounts as part of the Discontinued Operations accounting detailed in Note 12.

NOTE 12 -- DISCONTINUED OPERATIONS

         During June 2000, the Company reached a decision to discontinue the operations of its Big Ticket Division, and formulated a plan of disposal for that division's remaining assets, which divestiture is expected to be completed within the next twelve months. In connection with this plan, the Company wrote down the remaining aircraft and aircraft engines to their estimated net realizable values assuming disposition on an expedited basis. The write-down amounted to a pretax charge of $115.2 million and is reported in the caption, "Loss on disposal of Big Ticket Division" on the Consolidated Statements of Operations. The Company intends to sell the aircraft and the aircraft engines to third parties.

         The "Net assets of discontinued operations" reflected on the accompanying Consolidated Balance Sheets consist of the following:


                                                                     JUNE 30,
                                                                       2000
                                                                   -----------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
                               ASSETS
         Cash and cash equivalents............................       $ 14,050
         Accounts receivable, net.............................           (581)
         Notes receivable.....................................         43,128
         Net investment in finance contracts..................         64,284
         Equipment under operating leases, net................        391,244
         Equipment held for sale or lease.....................        106,780
         Investments..........................................         25,384
         Property and equipment, net..........................          1,984
         Deposits and other assets............................         17,028
                                                                     --------
              Total assets....................................        663,301

                  LIABILITIES AND STOCKHOLDERS' EQUITY
         Non-recourse and limited recourse debt...............        457,539
         Accounts payable and accrued expenses................         14,198
         Security and other deposits..........................         29,273
         Accrued restructuring................................          2,820
         Accrued discontinued operations......................         33,216
         Other liabilities....................................          5,251
                                                                     --------
         Total liabilities....................................        542,297

         Net assets of discontinued operations ...............       $121,004

         The net operating results have been reported in the captions "Income
(loss) from operations of discontinued Big Ticket Division" and "Loss on disposal of Big Ticket Division" in the Consolidated Statements of Operations. Summarized results from discontinued operations are as follows:

                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------      --------------------------
                                                     2000             1999            2000             1999
                                                  ---------         ---------      ---------         --------
                                                                   (DOLLARS IN THOUSANDS)
Income from finance contracts.............        $   1,879         $    305       $   3,828         $    410
Rental income from operating leases.......           17,161           42,741          40,913           60,791
Sales of equipment........................               12           93,232         219,531          117,733
Fees, commissions and remarketing income..               18            4,432              36            4,495
Interest and other income.................            1,135            1,358           2,183            1,949
                                                  ---------         --------       ---------         --------
     Total revenues.......................           20,205          142,068         266,491          185,378
                                                  ---------         --------       ---------         --------
Cost of operating leases..................            8,252           13,314          17,529           20,548
Cost of equipment sold....................              623           80,419         240,752           96,674
Interest expense..........................           22,155           24,317          47,709           32,535
Selling, general and administrative
  expenses ...............................           12,414            5,148          27,168            7,965
Restructuring and other nonrecurring
  charges ................................            3,216               --           3,242               --
Goodwill amortization and impairment......            1,286            1,944         227,440            3,839
                                                  ---------         --------       ---------         --------
     Total expenses.......................           47,946          125,142         563,840          161,561
                                                  ---------         --------       ---------         --------
Income (loss) from continuing operations..          (27,741)          16,926        (297,349)          23,817
Equity in income from minority-owned
  affiliates..............................            1,656               --           2,097               --
                                                  ---------         --------       ---------         --------
Income (loss) from operations of
  discontinued Big Ticket Division before
  provision (benefit) from income taxes...          (26,085)          16,926        (295,252)          23,817
Provision (benefit) for income taxes......           (7,306)           7,176         (44,379)          10,539
                                                  ---------         --------       ---------         --------
Income (loss) from operations of
  discontinued Big Ticket Division after
  provision (benefit) for income taxes....          (18,779)           9,750        (250,873)          13,278
                                                  ---------         --------       ---------         --------
Loss on disposal of Big Ticket Division
  including provision of $33.2 million for
  operating losses during phaseout period
  before benefit for income taxes.........         (148,416)              --        (148,416)              --
Benefit for income taxes..................          (44,105)              --         (22,423)              --
                                                  ---------         --------       ---------         --------
Income (loss) from operations of
  discontinued Big Ticket Division........         (104,311)              --        (125,993)              --
Total discontinued operations.............        $(123,090)        $  9,750       $(376,866)        $ 13,278
                                                  =========         ========       =========         ========


         The Company also intends to sell the remaining 49% beneficial interest in Aircraft Finance Trust. Aircraft Finance Trust, which was formed on April 13, 1999, was initially wholly-owned by UniCapital AFT-I, Inc. (51% equity interest) and UniCapital AFT-II, Inc. (49% equity interest), each of which is a wholly-owned subsidiary of the UniCapital Air Group, Inc. The Company now owns a 49% beneficial interest in Aircraft Finance Trust and accounts for its remaining investment in Aircraft Finance Trust under the equity method of accounting. The Company's results of operations reflect only the Company's proportionate share of the net results from Aircraft Finance Trust as equity in net income from minority-owned affiliates. The carrying value of this interest was $25.4 million as of June 30, 2000 and is included in investments in the accompanying unaudited balance sheet above.

         Aircraft Finance Trust's condensed statement of operations for the three months and six months ended June 30, 2000 is as follows:

                        THREE MONTHS ENDED     SIX MONTHS ENDED
                          JUNE  30, 2000         JUNE 30, 2000
                        ------------------     ----------------
                          (DOLLARS IN            (DOLLARS IN
                           THOUSANDS)             THOUSANDS)
Total revenues....           $39,702               $76,617
Total expenses....           $36,324               $72,358
Net income........           $ 3,378               $ 4,259

NOTE 13 -- SUBSEQUENT EVENTS

         On July 26, 2000, the Company sold eighteen aircraft to a third party for gross proceeds of $350.0 million, which represent their aggregate carrying value as of June 30, 2000. These amounts were written down to their estimated net realizable value at June 30, 2000 in connection with the Company's decision to discontinue its Big Ticket Division.


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

         We use the term "leases" to refer to both leases and finance contracts. We derive the majority of our revenue from lease payments on leases originated and held by the Company and sales of equipment, including sales of equipment off-lease and the sale of new and used equipment. In addition, we derive revenue from sales of leases to third parties, as well as from servicing fees, late charges and administrative fees. We also receive remarketing fees for the sale of off-lease equipment on behalf of equity investors in leases and we may obtain a premium for sales prices in excess of an agreed-upon amount.

         We intend to retain as on-balance sheet leases those leases, that we transfer to our warehouse facilities, as those transfers will no longer be structured to meet the criteria to be accounted for as sales. We intend to continue our core business practice of selling certain leases to third parties on a whole-loan basis. These sales are typically non-recourse, and we generally maintain no retained interest in those leases.

         We expect to fund an increasing amount of our prospective originations through third parties on a whole-loan or non-recourse basis, a deviation from our prior strategy of funding the majority of the leases that we originate through credit facilities. Some of our originations will be refinanced through structured finance products. Should we be unable to sell, finance or securitize leases going forward our business, financial condition and results of operations would be materially and adversely affected. In addition, should we be unable to sell, finance or securitize leases going forward with satisfactory fixed interest rates within a reasonable period of time after funding, our operating margins could be adversely affected by any increase in interest rates to the extent that we have not effectively hedged our interest rate exposure on variable rate debt. Moreover, increases in interest rates, which cause us to raise the implicit interest rate charged to our customers, could decrease demand for our lease and other financial products.

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

         On June 19, 2000 the Company named E. Talbot Briddell as the Company's chief executive officer, replacing Robert J. New. Daniel Chait, senior vice president and treasurer, has been appointed interim chief financial officer, replacing Jonathan New, who left the Company to pursue other interests. In addition to the changes in senior management, subsequent to June 30, 2000, the Company eliminated 38 positions and reduced the salaries of 11 senior employees.

         In the second quarter 2000, following the appointment of new senior management, the Company reached a decision to discontinue the operations of its Big Ticket Division and has developed and implemented a plan to divest all assets of the Big Ticket Division within one year. As a result, the Company recorded a pretax charge of $174.5 million ($123.1 million after taxes) for the three months ended June 30, 2000. The charge includes $89.0 million for the asset impairment related to aircraft, $26.2 million related to asset impairment of aircraft engines, $50.1 million related to operating costs during the wind down period and $9.2 million related to the writedown of a note and a deposit.

         During the three months ended June 30, 2000, the Company decided to exit the operations of two companies in the Business Credit Group and one company in the Technology and Finance Group because they have not produced sufficient operating cash flows and are not expected to do so in the foreseeable future. We expect to exit, through subsidiary closure, sale or otherwise, these businesses during 2000. This decision is consistent with our strategy to re-deploy capital to profitable businesses in the Technology and Finance Group and the Business Credit Group. Consequently, $55.2 million of related goodwill was considered to be permanently impaired and was written off.

RESULTS OF OPERATIONS

         The following table sets forth selected financial data for the Company and its subsidiaries as a percentage of revenues for the periods indicated.

                                                       THREE MONTHS ENDED JUNE 30,
                                              -------------------------------------------
                                                      2000                    1999
                                              --------------------     ------------------
                                                                (UNAUDITED)
                                                          (DOLLARS IN THOUSANDS)
Income from finance contracts.............    $  26,591       26.6%    $14,656       22.2%
Rental income from operating leases.......       19,999       20.1      15,936       24.2
Sales of equipment........................       46,392       46.5      26,397       40.0
Gain on sale of finance contracts.........        2,073        2.1         894        1.4
Fees, commissions and remarketing income..        3,464        3.5       6,515        9.9
Interest and other income.................        1,223        1.2       1,546        2.3
                                              ---------     ------     -------      -----
     Total revenues.......................       99,742      100.0      65,944      100.0
                                              ---------     ------     -------      -----
Cost of operating leases..................       14,908       14.9      10,240       15.5
Cost of equipment sold....................       42,535       42.7      24,559       37.2
Interest expense..........................       23,884       23.9      12,008       18.2
Selling, general and administrative
  expenses................................       36,434       36.5      23,071       35.0
Restructuring  and other nonrecurring
  charges.................................        4,042        4.1          --         --
Goodwill amortization and impairment......       57,783       57.9       2,707        4.1
                                              ---------     ------     -------      -----
     Total expenses.......................      179,586      180.0      72,585      110.0
                                              ---------     ------     -------      -----
Income (loss) from continuing operations
  before taxes............................      (79,844)     (80.0)     (6,641)     (10.0)
Benefit for income taxes..................       (9,129)      (9.1)     (1,500)      (2.2)
                                              ---------     ------     -------      -----
Net loss from continuing operations.......      (70,715)     (70.9)     (5,141)      (7.8)
                                              ---------     ------     -------      -----
Discontinued operations (Note 12) :.......
Income (loss) from operations of
  discontinued Big Ticket Division (plus
  (less) applicable income taxes of $7.3
  million and ($7.2) million,
  respectively) ..........................      (18,779)     (18.8)      9,750       14.8
Loss on disposal of Big Ticket Division
  including provision of $33.2 million
  for operating losses during phaseout
  period (plus (less) applicable income
  of 44.1 million)........................     (104,311)    (104.6)         --        0.0
                                              ---------     ------     -------      -----
     Total discontinued operations........     (123,090)    (123.4)      9,750       14.8
                                              ---------     ------     -------      -----
Net income (loss).........................    $(193,805)    (194.3)%   $ 4,609        7.0%
                                              =========     ======     =======      =====

    The following tables set forth selected financial data for the Company by continuing reported business segment for the three months ended June 30, 2000 and 1999.

                                                  THREE MONTHS ENDED JUNE 30, 2000
                                        -----------------------------------------------------
                                        TECHNOLOGY
                                            AND        BUSINESS
                                          FINANCE       CREDIT      CORPORATE
                                           GROUP        GROUP        DIVISION    CONSOLIDATED
                                        ----------     --------     ---------    ------------
Income from finance contracts.....        $ 17,760     $  8,830     $       1    $    26,591
Rental income from operating
  leases .........................          19,999           --            --         19,999
Sales of equipment................          46,376           16            --         46,392
Gain on sale of finance
  contracts.......................           2,308         (235)           --          2,073
Fees, commissions and remarketing
  income..........................           1,156        1,924           384          3,464
Interest and other income.........             548         (241)          916          1,223
                                        ----------     --------     ---------    ------------
     Total revenues...............          88,147       10,294         1,301         99,742
                                        ----------     --------     ---------    ------------
Cost of operating leases..........          14,908           --            --         14,908
Cost of equipment sold............          42,531            4            --         42,535
Interest expense..................          11,966        5,254         6,664         23,884
Selling, general and
  administrative expenses.........          24,022       10,716         1,696         36,434
Restructuring and other
  nonrecurring charges............            (110)         542         3,610          4,042
Goodwill amortization and
  impairment .....................          33,733       23,975            75         57,783
                                        ----------     --------     ---------    ------------
     Total expenses...............         127,050       40,491        12,045        179,586
                                        ----------     --------     ---------    ------------
Income (loss) from continuing
operations before taxes...........      $  (38,903)    $(30,197)    $ (10,744)   $   (79,844)
                                        ==========     ========     =========    ===========


                                                  THREE MONTHS ENDED JUNE 30, 1999
                                        -----------------------------------------------------
                                        TECHNOLOGY
                                            AND        BUSINESS
                                          FINANCE       CREDIT      CORPORATE
                                           GROUP        GROUP        DIVISION    CONSOLIDATED
                                        ----------     --------     ---------    ------------
Income from finance contracts.....      $   10,675     $  3,981     $      --    $    14,656
Rental income from operating
  leases .........................          15,730          206            --         15,936
Sales of equipment................          26,397           --            --         26,397
Gain on sale of finance
  contracts. .....................             894           --            --            894
Fees, commissions and remarketing
  income..........................           5,013        1,315           187          6,515
Interest and other income.........             552          762           232          1,546
                                        ----------     --------     ---------    ------------
     Total revenues...............          59,261        6,264           419         65,944
                                        ----------     --------     ---------    ------------
Cost of operating leases..........          10,191           49            --         10,240
Cost of equipment sold............          24,559           --            --         24,559
Interest expense..................           6,774        1,669         3,565         12,008
Selling, general and
  administrative expenses.........          11,965        7,515         3,591         23,071
Goodwill amortization and
  impairment .....................           2,179          453            75          2,707
                                        ----------     --------     ---------    ------------
     Total expenses...............          55,668        9,686         7,231         72,585
                                        ----------     --------     ---------    ------------
Income (loss) from continuing
  operations before taxes.........      $    3,593     $ (3,422)    $  (6,812)   $    (6,641)
                                        ==========     ========     =========    ===========


RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999

         Income from finance contracts. Income from finance contracts for the three months ended June 30, 2000 increased by $11.9 million, or 81.4%, to $26.6 million from $14.7 million for the three months ended June 30, 1999. This increase is primarily due to the $369.0 million increase in the finance contract portfolios of the Technology and Finance Group and Business Credit Group, partially offset by a decrease in lease originations for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

         Rental income from operating leases. Rental income from operating leases for the three months ended June 30, 2000 increased by $4.1 million, or 25.5%, to $20.0 million from $15.9 million for the three months ended June 30, 1999. This increase is due to a $46.4 million increase in equipment under operating leases in the Technology and Finance Group.

         Sales of equipment. Sales of equipment for the three months ended June 30, 2000 increased by $20.0 million, or 75.7%, to $46.4 million from $26.4 million for the three months ended June 30, 1999. This increase is primarily due to an increase in the number of leases qualifying for sales-type lease treatment in two of the companies in the Technology and Finance Group.

         Gain on sale of finance contracts. Gain on sale of finance contracts for the three months ended June 30, 2000 increased by $1.2 million, or 131.9%, to $2.1 million from $0.9 million for the three months ended June 30, 1999. This increase is primarily attributable to an increase in sales to third parties of finance contracts originated by the Technology and Finance Group.

         Fees, commissions and remarketing income. Fees, commissions and remarketing income for the three months ended June 30, 2000 decreased by $3.1 million, or 46.8%, to $3.4 million from $6.5 million for the three months ended June 30, 1999. This decrease is primarily due to the completion of large transactions in the Technology and Finance Group in the three months ended June 30, 1999.

         Interest and other income. Interest and other income for the three months ended June 30, 2000 decreased by $0.3 million, or 20.9%, to $1.2 million from $1.5 million for the three months ended June 30, 1999. This decrease is due to a write-down as a result of a change in estimates of the value of the Company's retained interests.

         Cost of operating leases. Cost of operating leases for the three months ended June 30, 2000 increased by $4.7 million, or 45.6%, to $14.9 million from $10.2 million for the three months ended June 30, 1999. This increase is primarily due to the $46.4 million growth in the equipment under operating leases in the Technology and Finance Group.

         Cost of equipment sold. Cost of equipment sold for the three months ended June 30, 2000 increased by $18.0 million, or 73.2%, to $42.5 million from $24.5 million for the three months ended June 30, 1999. This increase is primarily due to an increase in the number of leases qualifying for sales-type lease treatment in two of the companies in the Technology and Finance Group.

         Interest expense. Interest expense for the three months ended June 30, 2000 increased by $11.9 million, or 98.9%, to $23.9 million from $12.0 million for the three months ended June 30, 1999. This increase is primarily due to increased borrowings outstanding to finance the $382.0 million growth of the Company's lease and equipment portfolio as well as the effect of rising interest rates.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 increased by $13.3 million, or 58.0%, to $36.4 million from $23.1 million for the three months ended June 30, 1999. Approximately $6.5 million of this increase is due to a provision for lease losses taken in excess of the Company's normal quarterly provision as a result of the bankruptcies and general credit deterioration of several customers of the Technology and Finance Group and the Business Credit Group. In addition the impact of new employment agreements with certain of the Company's officers and subsidiary executives resulted in higher personnel as compared to the three months ended June 30, 1999.

         Restructuring and other nonrecurring charges. The Company incurred $4.0 million of restructuring and other nonrecurring charges during the three months ended June 30, 2000, primarily as a result of severance costs related to the elimination of non-core businesses and other headcount reductions throughout the Company. In addition, the Company wrote off capitalized assets related to LeaseAdvisor.com.

         Goodwill amortization and impairment. Goodwill amortization and impairment for the three months ended June 30, 2000 increased by $55.1 million, to $57.8 million from $2.7 million for the three months ended June 30, 1999. This increase is primarily due to the impairment write-off of goodwill in the amount of $55.2 million, as a result of the Company's decision to exit certain operations and redeploy capital to more profitable operations. Of this amount, $31.7 million related to one company in the Technology and Finance Group and $23.5 million related to two companies in the Business Credit Group. The Company expects to complete the exit from the business activities of those entities by the end of 2000.

         The following table sets forth selected financial data for the Company and its subsidiaries as a percentage of revenues for the periods indicated.

                                                         SIX MONTHS ENDED JUNE 30,
                                               -------------------------------------------
                                                       2000                    1999
                                               --------------------    -------------------
                                                                 (UNAUDITED)
                                                          (DOLLARS IN THOUSANDS)
Income from finance contracts.............     $  51,698       26.2%   $ 26,176       21.0%
Rental income from operating leases.......        37,212       18.8      30,913       24.7
Sales of equipment........................        91,061       46.1      50,451       40.3
Gain on sale of finance contracts.........         7,800        4.0       1,177        0.9
Fees, commissions and remarketing income..         8,830        4.5      12,564       10.0
Interest and other income.................           727        0.4       3,939        3.1
                                               ---------     ------    --------     ------
     Total revenues.......................       197,328      100.0     125,220      100.0
                                               ---------     ------    --------     ------
Cost of operating leases..................        26,928       13.6      19,080       15.2
Cost of equipment sold....................        84,410       42.7      44,868       35.8
Interest expense..........................        43,526       22.1      22,596       18.1
Selling, general and administrative
  expenses................................        69,982       35.5      45,423       36.3
Restructuring and other nonrecurring
  charges.................................         5,925        3.0          --         --
Goodwill amortization and impairment......        75,524       38.3       5,402        4.3
                                               ---------     ------    --------     ------
     Total expenses.......................       306,295      155.2     137,369      109.7
                                               ---------     ------    --------     ------
Income (loss) from continuing operations
  before taxes............................      (108,967)     (55.2)    (12,149)      (9.7)
Benefit for income taxes..................       (15,435)      (7.8)     (2,593)      (2.1)
                                               ---------     ------    --------     ------
Net loss from continuing operations.......       (93,532)     (47.4)     (9,556)      (7.6)
                                               ---------     ------    --------     ------
Discontinued operations (Note 12):........
Income (loss) from operations of
  discontinued Big Ticket Division (plus
  (less) applicable income taxes of  $44.4
  million and ($10.5) million,
  respectively) ..........................      (250,873)    (127.1)     13,278       10.6
Loss on disposal of Big Ticket Division
  including provision of $33.2 million for
  operating losses during phaseout period
  (plus (less) applicable income taxes of
  $22.4 million)..........................      (125,993)     (63.8)         --         --
                                               ---------     ------    --------     ------
     Total discontinued operations........      (376,866)    (190.9)     13,278       10.6
                                               ---------     ------    --------     ------
Net income (loss).........................    $ (470,398)    (238.3)%  $  3,722        3.0%
                                              ==========     ======    ========     ======

    The following tables set forth selected financial data for the Company by continuing reported business segment for the six months ended June 30, 2000 and 1999.

                                                   SIX MONTHS ENDED JUNE 30, 2000
                                        -----------------------------------------------------
                                                            (UNAUDITED)
                                                       (DOLLARS IN THOUSANDS)
                                        TECHNOLOGY
                                            AND        BUSINESS
                                          FINANCE       CREDIT      CORPORATE
                                           GROUP        GROUP        DIVISION    CONSOLIDATED
                                        ----------     --------     ---------    ------------
Income from finance contracts.....      $   34,969     $ 16,727     $       2    $    51,698
Rental income from operating
  leases .........................          37,212           --            --         37,212
Sales of equipment................          91,045           16            --         91,061
Gain on sale of finance
  contracts. .....................           5,891        1,909            --          7,800
Fees, commissions and remarketing
  income..........................           3,962        3,589         1,279          8,830
Interest and other income.........            (255)        (552)        1,534            727
                                        ----------     --------     ---------    -----------
     Total revenues...............         172,824       21,689         2,815        197,328
                                        ----------     --------     ---------    -----------
Cost of operating leases..........          26,924            4            --         26,928
Cost of equipment sold............          84,404            6            --         84,410
Interest expense..................          22,544        9,971        11,011         43,526
Selling, general and
  administrative expenses.........          44,779       19,897         5,306         69,982
Restructuring and other
  nonrecurring charges............           1,229          759         3,937          5,925
Goodwill amortization and
  impairment .....................          47,742       27,632           150         75,524
                                        ----------     --------     ---------    -----------
     Total expenses...............         227,622       58,269        20,404        306,295
                                        ----------     --------     ---------    -----------
Income (loss) from continuing
  operations before taxes.........      $  (54,798)    $(36,580)    $ (17,589)   $  (108,967)
                                        ==========     ========     =========    ===========


                                                   SIX MONTHS ENDED JUNE 30, 1999
                                        -----------------------------------------------------
                                                            (UNAUDITED)
                                                       (DOLLARS IN THOUSANDS)
                                        TECHNOLOGY
                                            AND        BUSINESS
                                          FINANCE       CREDIT      CORPORATE
                                           GROUP        GROUP        DIVISION    CONSOLIDATED
                                        ----------     --------     ---------    ------------
Income from finance contracts.....      $   19,586     $  6,590     $      --    $    26,176
Rental income from operating
  leases .........................          30,557          356            --         30,913
Sales of equipment................          50,451           --            --         50,451
Gain on sale of finance
  contracts. .....................           1,177           --            --          1,177
Fees, commissions and remarketing
  income..........................           8,727        3,127           710         12,564
Interest and other income.........           1,784        1,321           834          3,939
                                        ----------     --------     ---------    -----------
     Total revenues...............         112,282       11,394         1,544        125,220
                                        ----------     --------     ---------    -----------
Cost of operating leases..........          18,973          107            --         19,080
Cost of equipment sold............          44,868           --            --         44,868
Interest expense..................          12,283        2,763         7,550         22,596
Selling, general and
  administrative expenses.........          22,901       14,347         8,175         45,423
Goodwill amortization and
  impairment .....................           4,346          904           152          5,402
                                        ----------     --------     ---------    -----------
     Total expenses...............         103,371       18,121        15,877        137,369
                                        ----------     --------     ---------    -----------
Income (loss) from continuing
  operations before taxes.........      $    8,911     $ (6,727)    $ (14,333)   $   (12,149)
                                        ==========     ========     =========    ===========

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999

         Income from finance contracts. Income from finance contracts for the six months ended June 30, 2000 increased by $25.5 million, or 97.5%, to $51.7 million from $26.2 million for the six months ended June 30, 1999. This increase is primarily due to the $369.0 million increase in the finance contract portfolios of the Technology and Finance Group and Business Credit Group.

         Rental income from operating leases. Rental income from operating leases for the six months ended June 30, 2000 increased by $6.3 million, or 20.4%, to $37.2 million from $30.9 million for the six months ended June 30, 1999. This increase is primarily due to a $46.4 million increase in equipment under operating leases in the Technology and Finance Group.

         Sales of equipment. Sales of equipment for the six months ended June 30, 2000 increased by $40.6 million, or 80.5%, to $91.1 million from $50.5 million for the six months ended June 30, 1999. This increase is primarily due to an increase in the number of leases qualifying for sales-type lease treatment in two of the companies in the Technology and Finance Group.

         Gain on sale of finance contracts. Gain on sale of finance contracts for the six months ended June 30, 2000 increased by $6.6 million, or 562.7%, to $7.8 million from $1.2 million for the six months ended June 30, 1999. This increase is primarily attributable to an increase in sales to third parties of finance contracts originated by the Technology and Finance Group.

         Fees, commissions and remarketing income. Fees, commissions and remarketing income for the six months ended June 30, 2000 decreased by $3.7 million, or 29.7%, to $8.8 million from $12.5 million for the six months ended June 30, 1999. This decrease is primarily due to the completion of large transactions in the Technology and Finance Group in the six months ended June 30, 1999.

         Interest and other income. Interest and other income for the six months ended June 30, 2000 decreased by $3.2 million, or 81.5%, to $.7 million from $3.9 million for the six months ended June 30, 1999. This decrease is due to a write-down as a result of a change in estimates of the value of the Company's retained interests.

         Cost of operating leases. Cost of operating leases for the six months ended June 30, 2000 increased by $7.8 million, or 41.1%, to $26.9 million from $19.1 million for the six months ended June 30, 1999. This increase is primarily due to the $46.4 million growth in the equipment under operating leases in the Technology and Finance Group.

         Cost of equipment sold. Cost of equipment sold for the six months ended June 30, 2000 increased by $39.5 million, or 88.1%, to $88.4 million from $44.9 million for the six months ended June 30, 1999. This increase is primarily due to an increase in the number of leases qualifying for sales-type lease treatment in two of the companies in the Technology and Finance Group.

         Interest expense. Interest expense for the six months ended June 30, 2000 increased by $20.9 million, or 92.6%, to $43.5 million from $22.6 million for the six months ended June 30, 1999. This increase is primarily due to increased borrowings outstanding to finance the $382.0 million growth of the Company's lease and equipment portfolio as well as the effect of rising interest rates.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 increased by $24.6 million, or 54.1%, to $70.0 million from $45.4 million for the six months ended June 30, 1999. Approximately $6.5 million of this increase is due to a provision for leases losses taken in excess of the Company's normal provision as a result of the bankruptcies and general credit deterioration of several customers of the Technology and Finance Group and Business Credit Group. In addition, the impact of new employment agreements with certain of the Company's officers and subsidiary executives, resulted in higher personnel costs, as compared to the six months ended June 30, 1999.

         Restructuring and other nonrecurring charges. The Company incurred $5.9 million of restructuring and other nonrecurring charges during the six months ended June 30, 2000, primarily as a result of severance costs related to the elimination of non-core businesses and other headcount reductions throughout the Company.

         Goodwill amortization and impairment. Goodwill amortization and impairment for the six months ended June 30, 2000 increased by $70.1 million, to $75.5 million from $5.4 million for the six months ended June 30, 1999. This increase is primarily due to the impairment write-off of goodwill in the amount of $70.2 million, as a result of the Company's decision to exit certain operations and redeploy capital to more profitable operations. Of this amount, $43.5 million related to two companies in the Technology and Finance Group and $26.7 million related to three companies in the Business Credit Group. The Company closed two of the companies during the second quarter of 2000 and expects to complete the exit from the business activities of those entities by the end of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The "Revolving Facility" and "Limited Recourse Conduit Facility" (referred to as the "Senior Credit Facilities") and the "Warehouse Facility" are described in greater detail under the heading "Credit Facilities."

         As of June 30, 2000, we had cash and cash equivalents of approximately $35.1 million. Our business is capital intensive and requires access to substantial short-term and long-term credit and other capital to fund new equipment leases and the purchase of equipment. We will continue to require access to significant additional capital to maintain and expand the volume of leases that we fund, as well as to fund any possible future acquisitions of lease portfolios.

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

         Effective March 31, 2000 we amended our Revolving Facility to waive required compliance with two of the three primary financial covenants, (fixed-charge coverage ratio and minimum tangible net worth covenants ), which waiver has been extended through August 31, 2000 and expanded to include a waiver of compliance with the third financial covenant (debt to tangible net worth covenant). If we had not amended this facility, our financial condition as of March 31, 2000 and our results of operations for the first quarter of 2000 would have caused us to breach the fixed-charge coverage ratio and the minimum tangible net worth covenants of this facility. Although compliance with these financial covenants has been waived through August 31, 2000, we will not be in compliance with these financial covenants, or the debt to tangible net worth ratio covenant, as of September 1, 2000 and we may not be able to negotiate extensions of the waiver or negotiate modifications of the covenants prior to the expiration of the waiver. In addition, our financial condition as of March 31, 2000 and our results of operations for the first quarter of 2000 would have caused us to breach the fixed-charge coverage ratio and minimum tangible net worth covenants of the Morgan Stanley Asset Funding Warehouse Facility. We amended the facility to waive required compliance with these covenants and to waive a borrowing base deficiency, which deficiency has since been cured by the application of proceeds from the underlying collateral. The amendment has been extended to August 31, 2000 and expanded to include waivers of compliance with the debt to tangible net worth and profitability covenants. We may not be able to negotiate an extension of this waivers prior to its expiration, or negotiate modifications of the covenants prior to the expiration of the waivers. We also amended our Full Recourse Conduit Facility, effective as of August 16, 1999, to adjust certain financial covenants thereunder to be the same as those under the Revolving Facility. The Full Recourse Conduit Facility has subsequently merged into the Limited Recourse Conduit Facility as of July 20, 2000, with all financings and commitments thereunder being transferred to the Limited Recourse Conduit Facility as of such date. There are no financial covenants in the Limited Recourse Conduit Facility.

         Even if we are able to comply with the financial covenants in the Revolving Facility or the Morgan Stanley Asset Funding Warehouse Facility through renegotiation of the respective financial covenants, we may not remain in compliance. Any breach of the financial covenants that is not waived by our lenders constitutes an event of default. An event of default under one of our credit facilities could constitute an event of default under each of our other credit facilities. If an event of default occurs under the Senior Credit Facilities, our lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we could not repay these amounts, then our lenders could proceed against the collateral, which would have a material adverse effect on our business and financial condition.

         Our existing financial condition will limit our ability to obtain additional sources of financing. Although we believe that we would not be able to obtain additional credit facilities at this time, we anticipate that we will be able to sell leases and obtain financing for transactions on a non-recourse basis. Our failure to remain in compliance with the financial covenants of our credit facilities will have a material adverse effect on our ability to obtain any additional sources of financing. If we are unable to obtain additional sources of financing, or to renew, replace or modify our credit facilities prior to their expiration with facilities of like amount, or if we are unable to implement other alternative strategies, then we may have insufficient cash to continue to operate our business as it is now conducted, and may be unable, in whole or in part, to fund new equipment leases or the purchase of equipment, fund the acquisition of lease portfolios, fund additional purchase price consideration pursuant to the earnout provisions of various acquisition agreements, or fund other working capital requirements. Accordingly, in such circumstances, we would have to make choices among the various demands upon our liquidity, and among available alternatives to increase liquidity (including asset dispositions on then available terms), and our business, financial condition and results of operations would be materially and adversely affected.

CREDIT FACILITIES

         We have in place a series of credit facilities (the "Senior Credit Facilities") which consist of the following: (i) a $300.0 million Corporate Revolving Credit Facility (the committed amount of which is reducing with the proceeds realized on certain asset sales as detailed below) primarily to finance working capital needs (the "Revolving Facility"); and (ii) an asset-backed commercial paper conduit facility totaling $450.0 million to finance small ticket and middle market leases, consisting of a limited recourse Equipment Lease Receivable Facility (the "Limited Recourse Conduit Facility").

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

         Revolving Facility. Under the Revolving Facility, we could initially borrow up to $300.0 million (which amount has been reduced by the amount of the proceeds realized on certain asset sales, as detailed below) with a $50.0 million sublimit for letters of credit and a $15.0 million swingline sublimit. The proceeds of the Revolving Facility may be used for general working capital needs, subject to certain limitations. Amounts outstanding under the Revolving Facility bear interest, at our option, at Bank of America's base rate plus an applicable margin or a Eurodollar rate plus an applicable margin. Our obligations under the Revolving Facility are guaranteed by all of our subsidiaries other than certain special purpose entities. The Revolving Facility is secured by a pledge of all of the capital stock of our domestic guaranteeing subsidiaries (and a pledge of 65% of the voting stock and all of the non-voting stock of each non-United States guaranteeing subsidiary) and a security interest in all other assets and properties of the Company and those subsidiaries guaranteeing the Revolving Facility, other than assets financed on a non-recourse basis by the Company and any assets subject to liens granted in connection with certain permitted indebtedness (including securitizations). Borrowings under the Revolving Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Revolving Facility contains covenants, including but not limited to limitations on liens (other than permitted liens), investments, dividends and other restricted payments, incurrence of recourse indebtedness, transactions with affiliates, acquisitions other than permitted acquisitions (as defined in the Revolving Facility) as well as various financial covenants, including ratios of recourse and limited recourse debt to tangible net worth, cash flow to interest and rents, and maintenance at all times of a minimum tangible net worth. We amended the Revolving Facility as of March 31, 2000 to waive required compliance with certain financial covenants, which waiver has been extended through August 31, 2000. If we had not amended this facility, our financial condition as of March 31, 2000 and our results of operations for the first quarter of 2000 would have caused us to breach the fixed-charge coverage ratio and tangible net worth ratio covenants of the Revolving Facility. As a condition to this amendment, we have agreed to (i) develop a revised business plan, which includes the sale of our Big Ticket Division assets, (ii) apply the net proceeds of any liquidity events or asset sales (excluding $25 million of such net proceeds which we may retain) to reduce the amount outstanding under the facility, with a corresponding permanent reduction in the lenders' commitment thereunder, (iii) appoint independent financial consultants to assist us in evaluating our business and financial condition and (iv) pay the costs of any financial consultants engaged by our lender to conduct an independent investigation of our business and financial condition. The Revolving Facility, which was entered into in June 1998, has a three-year term. We pay a quarterly fee equal to a percentage of the unused portion of the Revolving Facility. As of June 30, 2000, the Company had borrowings of $287.0 million outstanding under the Revolving Facility with a weighted average interest rate of 9.4%.

         As of August 9, 2000, the Company has received approximately $42.0 million of net proceeds from certain liquidity events and asset sales. Of this amount $25.0 million was applied to reduce the amount outstanding under the Revolving Facility (but did not reduce the maximum availability thereunder) and approximately $17.0 million was applied to reduce the amount outstanding under the facility and resulted in a permanent reduction of the lenders' commitments under the Revolving Facility to $283.0 million. The amount outstanding under the Revolving Facility as of August 9, 2000 was $249.0 million.

         Limited Recourse Conduit Facility. We have established the Limited Recourse Conduit Facility with Bank of America, as agent, pursuant to which a commercial paper conduit (the "CP Conduit") or, if the CP Conduit does not buy them, one or more bank investors, which will include Bank of America (the "Bank Investors"), will purchase beneficial interests in leases (the "Net Investment") in an amount initially of up to $200.0 million (the "Facility Limit"), from a special purpose entity, collateralized by small ticket and middle market leases meeting certain eligibility requirements. Two indirect, bankruptcy-remote subsidiaries of the Company (the "Transferors") may purchase the Company's interest in certain financing leases and related leased equipment originated or purchased by the Company or eligible subsidiaries of the Company. The CP Conduit (or, upon the occurrence of certain events, the Bank Investors) will purchase beneficial interests in leases from the Transferors at an amount equal to a percentage of the present value of the remaining lease receivables. Collections on the leases will generally be applied first to pay any amounts due under the

Limited Recourse Conduit Facility and certain other specified facilities, and then to the Transferors. We plan to reduce the Net Investment under the Limited Recourse Conduit Facility periodically through securitizations, re-financings and whole-loan sales. The Limited Recourse Conduit Facility contains certain restrictions, including but not limited to limitations on liens on the leases, indebtedness, certain lease modifications and changes in credit and collection practices. The Limited Recourse Conduit Facility requires payment by the Transferor of program fees, facility fees, administration fees and commercial paper dealer fees. The term of the Limited Recourse Conduit Facility has been extended through September 7, 2000. As of June 30, 2000, the amount outstanding under the Limited Recourse Conduit Facility was $254.7 million with a weighted average interest rate of 7.4%.

         As of July 20, 2000, our Full Recourse Conduit Facility with Bank of America, as administrative agent, was merged into the Limited Recourse Conduit Facility. As of June 30, 2000, the amount outstanding under the Full Recourse Conduit Facility was $112.7 million with a weighted average interest rate of 7.7%. All financings, availability and commitments thereunder were transferred to the Limited Recourse Conduit Facility. After giving effect to the transfer, the amount outstanding under the Limited Recourse Conduit Facility, as of July 20, 2000, was $370.8 million with a weighted average interest rate of 7.3%. The Facility Limit under the Limited Recourse Conduit Facility was increased to $437.5 million as of July 20, 2000 and was further increased to $450.0 million as of July 25, 2000.

OTHER CREDIT FACILITIES

         Revolving Purchase Facility. In November 1999, we closed a $50.0 million increase in our $75.0 million discretionary, revolving facility with Key Global Finance. This facility is used to fund eligible leases and is available to most of the originating units in our Technology and Finance Group as well as one of the originating units in our Business Credit Group. Key Global Finance has the right to replace the Company as servicer, because the Company has sustained losses for two consecutive quarters.

TERM LOANS

         Aircraft Facility. Effective March 30, 2000, we converted our revolving credit facility for the financing of aircraft into a term loan (the "Aircraft Facility"). As a condition of the conversion, the Company pledged 100% of the stock of UniCapital AFT-II, Inc., five engines and the Class C Notes related to the 1999-1 and 2000-1 securitization transactions. The Aircraft Facility is nonrecourse to the Company and is secured by a first priority perfected pledge of all of the common stock of each special purpose entity wholly owned by the Company which uses the Aircraft Facility ("SPE Aircraft Borrower") and each domestic subsidiary of each SPE Aircraft Borrower, a first priority perfected security interest in all present and future assets and properties of each SPE Aircraft Borrower and each of its subsidiaries and certain other assets of the Company as detailed above. Borrowings under the Aircraft Facility are subject to certain conditions, including but not limited to absence of material adverse effect and absence of material litigation. In addition, the Aircraft Facility contains certain covenants, including but not limited to limitations on liens, dividends and other restricted payments, capital expenditures, acquisitions, incurrence of debt, as well as requirements related to annual appraisals of eligible aircraft, approved aircraft and aircraft engine types and interest rate protection acceptable to the lender, and various financial covenants customary for transactions of this type, including a ratio of collateral cash flow to interest. The Aircraft Facility had an initial expiry in December 2000. As of June 30, 2000, the Company had borrowings of $346.8 million outstanding under the Aircraft Facility with a weighted average interest rate of 9.9%. The aircraft lease collateral performance for the first quarter would have caused the SPE Aircraft Borrower to breach the collateral interest coverage ratio financial covenant of the Aircraft Facility. This financial covenant was modified in connection with the amendment to the facility effective March 30, 2000.

         On July 26, 2000 the aircraft securing the Aircraft Facility were sold and the full amount of the Aircraft Facility was repaid. A new loan agreement dated July 21, 2000 (the "New Aircraft Facility") closed on July 26, 2000 pursuant to which the Company financed various assets including 100% of the stock of UniCapital AFT-II, Inc., three engines and the Class C Notes related to the 1999-1 and 2000-1 securitization transactions. The New Aircraft Facility is nonrecourse to the Company. Interest on the loan will be charged at 30-day LIBOR plus 3.25% and principal will amortize as proceeds are received from the underlying collateral in excess of amounts necessary to pay interest. The loan matures on the earlier of December 31, 2000 or the date on which amounts due under the Revolving Facility are due and payable.

         Morgan Stanley Asset Funding. Effective May 15, 2000, Morgan Stanley Asset Funding, Inc., (the "Lender") converted our existing $200 million warehouse facility (the "Warehouse Facility") into a term loan by not allowing additional borrowings under this facility. We had established a Warehouse Facility with Morgan Stanley Asset Funding, Inc., (the "Lender") pursuant to which the Lender would make loans to an indirect, bankruptcy-remote subsidiary of the Company (the "SPE Borrower"). As security for these loans, the SPE Borrower assigned all of the SPE Borrower's right, title and interest in, to and under certain small ticket and middle market leases and loans and related equipment originated or purchased by the Company or eligible subsidiaries of the Company (the "Originators"). The Warehouse Facility contains certain covenants, including but not limited to limitations on liens, investments, dividends and other restricted payments, capital expenditures, transactions with affiliates, acquisitions, incurrence of debt, and interest rate protection acceptable to Lender, and various financial covenants customary for transactions of this type. The term of the Warehouse Facility, which was entered into in December 1999, is 364 days. As of June 30, 2000, the Company had borrowings of $15.5 million outstanding under the Warehouse Facility with a weighted average interest rate of 7.4%. Our financial condition as of March 31, 2000 and our results of operations for the first quarter of 2000 would have caused us to breach the fixed-charge coverage ratio and minimum tangible net worth covenants of the Warehouse Facility. We amended the facility to waive required compliance with these covenants. The amendment has been extended to August 31, 2000 and expanded to include waivers of an existing borrowing base deficiency and compliance with the debt to tangible net worth and profitability covenants.

         Subsequent to June 30, 2000, the Company, the SPE Borrower, UniCapital Operations Group, Inc. and Morgan Stanley & Co. Incorporated ("Morgan Stanley") entered into a Sale Advisory Agreement, effective as of July 12, 2000, whereby Morgan Stanley would act as the SPE Borrower's agent with respect to the sale of the collateral pledged to the Lender under the Warehouse Facility. As compensation for its services thereunder, Morgan Stanley would receive a fee based upon cash sales proceeds of the sale of any lease serving as collateral for this facility. Morgan Stanley's engagement pursuant to the Sale Advisory Agreement currently expires on August 31, 2000; provided, that if the Lender's waiver under the Warehouse Facility is extended, Morgan Stanley's engagement under the Sale Advisory Agreement is also extended, and in either case, such extension shall be for a term of not less than the term of the extension of the waivers under the Revolving Facility (but in any event not for a term past October 31, 2000).

SECURITIZATION TRANSACTIONS

         On September 9, 1999, we completed our first securitization transaction involving the issuance of $365.7 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by Ambac Assurance Corp. In addition, Class B and Class C Notes, rated BBB and BB, respectively by Duff & Phelps Credit Rating Co. and Fitch IBCA, were retained by the Company. We financed the Class B Notes pursuant to short term facilities. The weighted average interest rate for the Class A Notes as of June 30, 2000 was 7.03%. The weighted average interest rate will vary as Class A Notes are paid. As of June 30, 2000, the outstanding principal balance was $301.2 million.

         On March 28, 2000, the Company completed its second securitization transaction involving the issuance of $301.5 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes and the Class B Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by the Ambac Assurance Corp. The Class B Notes were rated BBB- by each of Duff & Phelps Credit Rating Co. and Fitch IBCA. In addition, Class C Notes rated BB by Duff & Phelps Credit Rating Co and Fitch IBCA were retained by the Company. The weighted average interest rate for the Class A and Class B Notes as of June 30, 2000 was 7.15%. The weighted average interest rate will vary as Class A and Class B Notes are paid. As of June 30, 2000, the outstanding principal balance was $290.4 million.

         On June 29, 2000, the Company received $29.1 million in proceeds from the pre-funding of its second securitization transaction. The indenture trustee held the additional proceeds for the benefit of note holders and Ambac Assurance Corporation pending the transfer of additional equipment leases to the note issuers. Most of the proceeds received by the Company were used to reduce outstanding indebtedness under the Limited Recourse Conduit Facility that had been used to finance the transferred leases. The remaining $32 million of pre-funding proceeds was used as a pre-payment of principal on the Class A-1 Notes on July 20, 2000. In connection with the release of the proceeds from the pre-funding, the Company agreed to elevate the status of the back-up servicer for both the 99-1 and 2000-1 securitizations from stand-by status to a live status. A new back-up servicer was selected and is establishing a fully redundant servicing capability on its system for the leases and loans in the securitizations. Notwithstanding the elevated status and readiness of the back-up servicer, the collateral pools for both 99-1 and 2000-1 continue to perform to expectations, and the Company continues servicing these leases and loans at this time.

         Under the terms of each of the securitization transactions, if we sustain losses for two consecutive quarters or if certain financial triggers occur, then the majority interest of the bondholders (currently controlled by Ambac Assurance Corp., as note insurer) may remove the Company as servicer. As of June 30, 2000, we have sustained losses for two consecutive quarters, and Ambac Assurance Corp. as note insurer, may direct Wells Fargo Bank Minnesota, National Association, as indenture trustee, to replace the Company as servicer. In addition, if we default certain obligations under the securitization agreements, or if certain portfolio performance triggers occur (including, but not limited to delinquency, default and charged off contract measurements, each a "Restricting Event"), then certain payments on subordinate securities otherwise due to the holders of the subordinate securities and the Company may be redirected to accelerate the outstanding principal on the senior bonds. Upon payment in full of the outstanding principal and interest on the senior notes, or upon the cure or waiver of any Restricting Event, cash flow from the collateral pool may resume to the holders of the subordinate securities.

FLUCTUATIONS IN QUARTERLY RESULTS

         We have experienced and may continue to experience significant fluctuations in quarterly operating results due to a number of factors including, among others, the consummation of a transaction in a particular calendar quarter (or the failure to complete such a transaction), variations in the volume of leases originated, variations in interest rates and market conditions for assets in the principal asset classes of our portfolio. In addition, certain of our operating subsidiaries may from time to time experience relatively large transactions for one or a few customers or relatively large sales of equipment and/ or lease portfolios, which may not recur or may not be followed by correspondingly large transactions in subsequent periods. Moreover, to the extent that we retain for our own portfolio a greater portion of the leases that we acquire or originate and the equipment that we acquire, we will not generate revenue from gain on sale for the retained leases or revenue from sales of the retained equipment. As a result of these fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," "expect" or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from possible future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in interest rates; changes in asset values; inflation or deflation; changes in markets for financial products, including securitized assets; changes in political, social and economic conditions and local regulations; changes in, or failure to comply with, government regulations; demographic changes; changes in the mix of sources of revenues; competition; changes in business strategy or development plans; availability of capital sufficient to meet the Company's need for capital or on terms or at times acceptable to the Company; and availability of qualified personnel. Factors that could cause or contribute to such differences include those discussed under the heading "Factors that May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Unforeseen delays may affect the timing of the exit from certain operations. Unforeseen delays and expenses as well as possible unfavorable market conditions for certain of our assets, such as the current unfavorable market condition for the sale of aircraft engines, may affect our ability to develop or implement our asset turnover program, our ability to refinance our debt or to secure adequate sources of liquidity, and our ability to divest our Big Ticket Division assets in an orderly manner. The Company assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We incur debt to fund the origination and acquisition of leases, equipment, lease portfolios and equipment leasing businesses and for general corporate purposes. The interest rates charged on the debt are generally determined based on variable measures of interest rates such as the prevailing "Prime" rates in the United States or the London Interbank Offered Rate ("LIBOR"). For information regarding contractual interest rates on the debt and amounts outstanding and weighted average interest rate at June 30, 2000, see the discussion in "Liquidity and Capital Resources."

         We continually monitor interest rates in order to mitigate exposure to certain unfavorable variations. Our objectives in managing this risk include:

         o achieving fixed-rate financing at the same time the Company establishes the rate to be received by the Company on a lease;

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

         The following table presents, as of June 30, 2000, the following information regarding interest rate swap agreements to which we are a party: (i) the notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company or its subsidiaries, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, (v) the commencement date for agreements for which the effective period does not begin until a subsequent date, if applicable, and (vi) the maturity of the agreement.

                                                                    EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                       AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING JUNE 30,(b)
                                            ----------------------------------------------------------------------------------------
                              JUNE 30,
                                2000           2001            2002            2003           2004           2005        THEREAFTER
                             -----------    -----------     -----------     -----------    -----------   ------------    -----------
INTEREST RATE SWAPS
Amortizing notional
  Amount................     $18,359,074    $15,102,977     $ 8,025,253     $ 3,254,387    $   721,400
Rate to be paid by the
  Company...............           6.115%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $   192,248
Maturity................    October 2003

Amortizing notional
  Amount................     $20,415,787    $17,958,565     $16,715,485     $10,607,621    $ 3,863,134
Rate to be paid by
  the Company...........           6.245%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $   298,117
Maturity................       June 2004

Amortizing notional
  Amount................     $17,852,364    $19,793,306     $19,980,187     $16,587,973    $14,268,946    $10,880,986    $ 3,489,414
Rate to be paid by
  the Company...........           6.575%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $   290,932
Maturity................     August 2009

                                                                    EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                       AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING JUNE 30,(b)
                                            ----------------------------------------------------------------------------------------
                              JUNE 30,
                                2000           2001            2002            2003           2004           2005        THEREAFTER
                             -----------    -----------     -----------     -----------    -----------   ------------    -----------
Amortizing notional
  Amount................     $37,787,381    $31,659,520     $20,317,905     $12,010,403    $ 7,724,733    $ 4,724,766    $ 1,692,597
Rate to be paid by
  the Company...........           7.035%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $   (94,915)
Maturity................  September 2009

Amortizing notional
  Amount................     $28,200,158    $23,584,956     $13,293,152     $ 8,485,329    $ 6,272,981    $ 5,437,439    $ 2,515,175
Rate to be paid by
  the Company...........           6.995%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $   (47,887)
Maturity................  September 2009

Amortizing notional
  Amount................     $37,797,907    $32,000,262     $19,149,369     $11,977,226    $ 8,159,220    $ 6,081,504    $ 2,519,819
Rate to be paid by
  the Company...........           7.110%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $  (153,553)
Maturity................  September 2009

Amortizing notional
  Amount................     $30,699,464    $27,327,162     $19,539,362     $11,836,138    $ 6,681,176    $ 2,917,286    $   722,446
Rate to be paid by
  the Company...........           6.840%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $    43,253
Maturity................   February 2010

Amortizing notional
  Amount................     $20,081,393    $17,189,748     $10,985,742     $ 5,733,607    $ 2,678,265    $ 1,008,991    $   248,975
Rate to be paid by
  the Company...........           6.870%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $     9,318
Maturity................   February 2008

Amortizing notional
  Amount................     $        --    $13,808,749     $10,879,506     $ 6,425,402    $ 3,453,019   $  2,085,022    $   919,888
Rate to be paid by
  the Company...........           7.520%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $  (200,406)
Commencement............     August 2000
Maturity................        May 2008

Amortizing notional
  Amount................     $        --    $17,010,964     $12,098,151     $ 6,942,214    $ 3,242,523    $ 1,282,445    $   288,646
Rate to be paid by
  the Company...........           7.295%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $  (136,547)
Commencement............     August 2000
Maturity................        May 2008

Amortizing notional
  Amount................     $        --    $28,426,977     $19,740,188     $ 9,861,294    $ 4,481,464    $ 2,056,156    $   528,668
Rate to be paid by
  the Company...........           7.095%

                                                                    EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                       AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING JUNE 30,(b)
                                            ----------------------------------------------------------------------------------------
                              JUNE 30,
                                2000           2001            2002            2003           2004           2005        THEREAFTER
                             -----------    -----------     -----------     -----------    -----------   ------------    -----------
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $   (91,003)
Commencement............    October 2000
Maturity................    January 2010

Amortizing notional
  Amount................     $16,373,086    $15,561,166     $11,088,039     $ 6,539,233    $ 6,539,233    $ 6,539,233
Rate to be paid by
  the Company...........           7.230%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $    21,410
Maturity................       July 2005

Fixed notional amount...     $75,000,000    $75,000,000
Rate to be paid by
  the Company...........           6.830%
Rate to be received by
  the Company...........   3-month LIBOR
Fair value at June 30,
  2000..................     $    70,182
Maturity................        May 2001

Amortizing notional
  Amount................     $        --    $ 1,074,308     $ 1,003,392     $   915,243    $   818,946    $   713,777    $   354,634
Rate to be paid by
  the Company...........           6.540%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at June 30,
  2000..................     $    19,832
Commencement............    October 2000
Maturity................    January 2010


----------

(a) The rate to be received by the Company is based on a 30-day commercial paper rate published by the U.S. Federal Reserve (H15 report).

(b) The amortizing notional amount is based on contractual agreements with the counterparty.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Individuals purporting to represent various classes comprising stockholders who purchased shares of UniCapital common stock between May 14, 1998 and May 15, 2000 have filed seven actions in the United States District Court for the Southern District of Florida. Each of the actions named the Company, Robert New and Jonathan New as defendants. The actions alleged that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10-b thereunder and Sections 11, 12(a), and 15 of the Securities Act of 1933. The actions seek declaratory relief, unspecified monetary damages, and attorneys' fees. The Company believes theses complaints to be without merit and intends to contest these actions vigorously.

         UniCapital and its subsidiaries are from time to time parties to other legal proceedings arising out of our respective operations. We believe that none of these legal proceedings will have a material adverse effect upon our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of UniCapital was held on May 18, 2000.

         (b) The individuals specified in (c) below were elected as directors at the meeting and the terms of office of each of the following individuals, as directors, continued after the meeting: Robert J. New, Stuart L. Cauff, Jonathan J. Ledecky, Anthony K. Shriver and Scott Brown.

         (c)

                  Set forth below is the tabulation of the votes with respect to the election of Class II Directors.

                  --------------------------------------------------------------
                  Director                For                      Withheld
                  --------------------------------------------------------------
                  Vincent W. Eades        37,283,530               5,780,598
                  --------------------------------------------------------------
                  Anthony K. Shriver      36,840,377               6,233,751
                  --------------------------------------------------------------


                  Set forth below is the tabulation of votes with respect to the selection of PricewaterhouseCoopers LLP, independent certified public accountants, to audit the consolidated financial statements of UniCapital for the year ending December 31, 2000.

                     For           Against        Abstain
                     ---           -------        -------
                  42,053,246       970,534        50,348


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

                                       UniCapital Corporation

Date: August 14, 2000

                                       By: /s/ DANIEL CHAIT
                                           ------------------------------------
                                           Daniel Chait
                                           Chief Financial Officer
                                           (Principal Financial Officer)