Form 10-Q
period 2000-09-30
UNICAPITAL CORP
filed 2000-11-28
CIK 1055684

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                        TO
                               ---------------------     ---------------------


                        COMMISSION FILE NUMBER 001-13973

                             UNICAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                           65-0788314
-------------------------------                         -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

 10800 BISCAYNE BOULEVARD, SUITE 800, MIAMI, FLORIDA            33161
 ---------------------------------------------------          ----------
    (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (305) 899-5000

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 10, 2000, there were 56,164,421 shares of Common Stock outstanding.

                             UNICAPITAL CORPORATION

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I. FINANCIAL INFORMATION

    Item 1. Unaudited Consolidated Financial Statements.............................................................  3

    Consolidated Balance Sheets.....................................................................................  3

    Consolidated Statements of Operations...........................................................................  4

    Consolidated Statements of Stockholders' Equity.................................................................  5

    Consolidated Statements of Cash Flows...........................................................................  6

    Notes to Unaudited Consolidated Financial Statements ...........................................................  7

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................... 15

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................................. 26

PART II. OTHER INFORMATION.......................................................................................... 30

    Item 1. Legal Proceedings....................................................................................... 30

    Item 6. Exhibits and Reports on Form 8-K........................................................................ 30

    Signature....................................................................................................... 31

                         PART I. FINANCIAL INFORMATION

              ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    UNICAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                          SEPTEMBER 30,       DECEMBER 31,
                                                              2000                1999
                                                          ------------        ------------
                                                           (UNAUDITED)
ASSETS
Cash and cash equivalents .......................        $    20,216         $    25,849
Restricted cash .................................             27,647             126,637
Accounts receivable, net ........................             23,008              60,870
Notes receivable ................................              2,062              45,097
Net investment in finance contracts .............            944,549             856,527
Equipment under operating leases, net ...........            127,024           1,908,686
Equipment held for sale or lease ................             56,203             264,714
Investments .....................................             28,909              20,981
Property and equipment, net .....................             14,691              18,601
Goodwill, net of accumulated amortization of
  $28,752 at December 31, 1999 ..................                 --             625,180
Income taxes receivable .........................              2,586               5,872
Net assets of discontinued operations ...........             52,740                  --
Deposits and other assets .......................             12,408              45,567
                                                         -----------         -----------
Total assets ....................................        $ 1,312,043         $ 4,004,581
                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Recourse debt ...................................        $   262,654         $   455,900
Non-recourse and limited recourse debt ..........            982,969           2,412,233
Accounts payable and accrued expenses ...........             49,892             115,210
Security and other deposits .....................              4,481              61,185
Accrued restructuring ...........................              2,268                  --
Deferred income taxes ...........................                 --              82,772
Other liabilities ...............................              8,335              14,988
                                                         -----------         -----------
Total liabilities ...............................          1,310,599           3,142,288
                                                         ===========         ===========
Minority interest ...............................                 --              23,725
Commitments and contingencies (Note 3) ..........                 --                  --
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
  20,000,000 shares authorized, no shares
  issued and outstanding ........................                 --                  --
Common stock, $.001 par value, 200,000,000 shares
  authorized, 56,164,421 and 53,512,308 shares
  issued and outstanding, respectively ..........                 56                  53
Additional paid-in capital ......................            817,663             808,657
Stock subscription notes receivable .............                 --              (3,210)
Accumulated other comprehensive income ..........                289                 430
Retained (deficit) earnings .....................           (816,564)             32,638
                                                         -----------         -----------
Total stockholders' equity ......................              1,444             838,568
                                                         -----------         -----------
Total liabilities and stockholders' equity ......        $ 1,312,043         $ 4,004,581
                                                         ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------        ---------------------------------
                                                             2000                 1999                2000                 1999
                                                         ------------         ------------        ------------         ------------
Income from finance contracts ...................        $     27,347         $     18,917        $     79,045         $     45,093
Rental income from operating leases .............              19,093               15,067              56,305               45,980
Sales of equipment ..............................              34,170               35,195             125,231               85,646
Gain on sale of finance contracts ...............                 344                9,526               8,144               10,703
Fees, commissions and remarketing income ........               4,528                5,643              12,424               18,207
Interest and other income (expense), net ........                (826)               1,293                 (99)               5,232
                                                         ------------         ------------        ------------         ------------
     Total revenues .............................              84,656               85,641             281,050              210,861
                                                         ------------         ------------        ------------         ------------
Cost of operating leases ........................              14,600                9,738              41,528               28,818
Cost of equipment sold ..........................              32,379               33,090             116,789               77,958
Interest expense ................................              21,513               14,544              64,104               37,140
Selling, general and administrative
  expenses ......................................              33,773               21,951             103,756               67,374
Restructuring and other nonrecurring
  charges .......................................                  --                   --               5,924                   --
Goodwill amortization and impairment ............             331,029                2,713             406,553                8,115
                                                         ------------         ------------        ------------         ------------
     Total expenses .............................             433,294               82,036             738,654              219,405
                                                         ------------         ------------        ------------         ------------
Income (loss) from continuing operations
  before taxes ..................................            (348,638)               3,605            (457,604)              (8,544)
Benefit for income taxes ........................              (2,698)               2,383             (18,134)                (210)
                                                         ------------         ------------        ------------         ------------
Net income (loss) from continuing
  operations ....................................            (345,940)               1,222            (439,470)              (8,334)
                                                         ------------         ------------        ------------         ------------
Discontinued operations (Note 12):
Income (loss) from operations of
  discontinued Big Ticket Division (plus
  (less) applicable income taxes of $0,
  ($1.6) million, $44.4 million
  and ($12.2) million, respectively) ............                  --                  667            (250,873)              13,945
Loss on disposal of Big Ticket Division
  including provision of $33.2 million for
  operating losses during phaseout period
  (plus (less) applicable income taxes of $0
  and $22.4 million, respectively) ..............             (32,866)                  --            (158,859)                  --
                                                         ------------         ------------        ------------         ------------
     Total discontinued operations ..............             (32,866)                 667            (409,732)              13,945
                                                         ------------         ------------        ------------         ------------
Net income (loss) ...............................        $   (378,806)        $      1,889        $   (849,202)        $      5,611
                                                         ============         ============        ============         ============
Income (loss) per common share, basic
  and diluted -continuing operations ............        $      (6.14)        $       0.02        $      (7.84)        $      (0.16)
Income (loss) per common share, basic
  and diluted- discontinued operations ..........        $      (0.58)        $       0.01        $      (7.31)        $       0.27
Income (loss) per common share,
  basic and diluted- net ........................        $      (6.72)        $       0.03        $     (15.15)        $       0.11
Weighted average shares outstanding,
  basic .........................................          56,329,109           52,812,661          56,050,225           52,439,186
Weighted average shares outstanding,
  diluted .......................................          56,329,109           52,981,562          56,091,870           52,860,744


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 STOCK        ACCUMULATED
                                                ADDITIONAL    SUBSCRIPTION       OTHER        RETAINED
                                       COMMON     PAID-IN        NOTES       COMPREHENSIVE    EARNINGS    COMPREHENSIVE
                                       STOCK      CAPITAL      RECEIVABLE    INCOME (LOSS)    (DEFICIT)   INCOME (LOSS)    TOTAL
                                       ------   ----------   -------------   -------------    ---------   -------------   --------
Balance at December 31, 1999........    $53      $808,657        $(3,210)       $  430        $ 32,638                   $ 838,568
Issuance of 3,340,971
  shares of common stock in
  connection with earnouts
  for companies acquired
  in 1998...........................      3         8,657             --            --              --                       8,660

Issuance of 263,642 shares
  of Common stock in
  connection with employee
  stock purchase plan...............     --           349             --            --              --                         349

Forgiveness of notes
  receivable related to
  stock subscriptions...............                               3,210                                                     3,210

Comprehensive income (loss):
  Net loss..........................     --                           --            --        (849,202)     $(849,202)    (849,202)
  Other comprehensive income (loss):
    Change in net unrealized
      gain on securities
      (net of deferred
      taxes of $86).................     --                           --          (141)             --           (141)        (141)
                                                                                                            ---------
    Total comprehensive
      income (loss).................                                                                        $(849,343)
                                        ---      --------        -------        ------       ---------      =========
Balance at September 30, 2000.......    $56      $817,663        $     0        $  289       $(816,564)                  $   1,444
                                        ===      ========        =======        ======       =========                   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     UNICAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                       2000               1999
                                                                   -----------         -----------
Cash flows from operating activities:
  Net income (loss) .......................................        $  (849,202)        $     5,611
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization .........................             66,457              95,495
    Impairment of goodwill ................................            399,099                  --
    Deferred income tax expense (benefit) .................            (82,772)              5,991
    Provision for credit losses ...........................             21,319               5,370
    Forgiveness of Stock subscription notes receivable ....              3,210                  --
    Gain on sale of finance contracts .....................             (8,144)            (10,703)
    Gain on sale of equipment .............................             (8,442)            (31,891)
    Loss on remarketing of off lease equipment ............                755                  --
    Gain on sale of beneficial interest in Subsidiary .....               (220)             (5,389)
    Equity in net earnings of minority-owned affiliates ...               (441)                 --
    Changes in other assets and liabilities:
      Restricted cash .....................................                 --             (84,555)
      Notes and accounts receivable .......................             23,675             (94,188)
      Income taxes receivable .............................              3,286                  --
      Deposits and other assets ...........................             (1,645)             14,393
      Accounts payable and accrued expenses ...............            (47,093)             55,455
      Security and other deposits .........................              1,155              32,646
      Accrued restructuring ...............................              2,117                  --
      Net assets of discontinued operations ...............            506,593                  --
      Income taxes payable ................................                 --              (6,353)
      Other liabilities ...................................              7,020               9,869
                                                                   -----------         -----------
      Net cash provided by (used in) operating
         activities .......................................             36,727              (8,249)
                                                                   -----------         -----------
Cash flows from investing activities:
  Capital expenditures ....................................             (2,925)             (8,214)
  Proceeds from sale of finance contracts .................            153,032             235,666
  Proceeds from sale of equipment .........................             70,613             153,853
  Proceeds from sale of beneficial interest in
      subsidiary ..........................................                779              19,943
  Collection of finance contracts, net of finance
      income earned .......................................            184,857             153,199
  Investment in finance contracts and purchases of
      equipment for sale or lease .........................           (644,711)         (2,375,715)
  Cash paid under earnout agreements for companies
      acquired in 1998 ....................................             (2,764)            (15,421)
  Decrease in investments, net ............................             11,061               3,833
                                                                   -----------         -----------
      Net cash used in investing activities ...............           (230,058)         (1,832,856)
                                                                   -----------         -----------
Cash flows from financing activities:
  Proceeds from recourse debt .............................            344,147             758,188
  Repayment of recourse debt ..............................           (527,816)           (505,567)
  Proceeds from non-recourse and limited recourse debt ....          1,125,883           2,163,399
  Repayment of non-recourse and limited recourse debt .....           (761,356)           (477,792)
  Proceeds received on subscription notes receivable ......                 --                 233
  Purchase of treasury stock ..............................                 --                (651)
  Change in restricted cash ...............................              6,840             (66,341)
                                                                   -----------         -----------
      Net cash provided by financing activities ...........            187,698           1,871,469
                                                                   -----------         -----------
Decrease (increase) in cash and cash equivalents ..........             (5,633)             30,364
Cash and cash equivalents at beginning of period ..........             25,849               9,772
                                                                   -----------         -----------
Cash and cash equivalents at end of period ................        $    20,216         $    40,136
                                                                   ===========         ===========
Supplemental disclosure of non-cash investing and
  Financing transactions:
  Debt assumed in connection with acquisition of
    aircraft and aircraft engines .........................        $        --         $    89,633
                                                                   ===========         ===========
  Notes received as partial consideration on sales of
    aircraft and aircraft engines .........................        $        --         $    20,357
                                                                   ===========         ===========
  Debt assumed by buyers as partial consideration
    on sales of aircraft and aircraft engines .............        $        --         $    29,385
                                                                   ===========         ===========
  Debt assumed by buyers as partial consideration
    on sales of equipment .................................        $    18,138         $        --
                                                                   ===========         ===========
  Common stock issued in connection with earnouts for
    companies acquired in 1998 ............................        $     8,659         $     7,824
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

    The Company has originated, acquired, sold and serviced equipment leases and arranged structured financing in the computer and telecommunications equipment, middle market and small ticket areas of the equipment leasing industry. In addition, the Company provided lease administration and processing services, which included the servicing of certain leases sold to third parties. The Company's leases and structured financing arrangements have covered a broad range of equipment, including computer and telecommunications equipment, construction and manufacturing equipment, office equipment, tractor trailers, printing equipment, car washes, and petroleum retail equipment. The Company's Big Ticket Division originated leases and structured financing arrangements for aircraft, aircraft engines and other aircraft equipment. During June 2000, the Company reached a decision to discontinue the operations of its Big Ticket Division and has developed and is implementing a plan to divest all assets of the Big Ticket Division within one year.

    As its financial ability to originate new leases is seriously impaired, on November 15, 2000, as part of its continuing restructuring efforts, the Company decided to cease the new originations aspect of its business and to concentrate on servicing and realizing value from the Company's existing lease portfolio. As a result, the Company terminated 245 employees whose responsibilities were rendered unnecessary by the Company's decision to cease lease originations. The Company's remaining employees are continuing to service the Company's existing lease portfolio and to collect payments thereon, and are fulfilling accounting, treasury and other financial and administrative responsibilities at the Company's headquarters and operating units. The Company has put in place retention programs for certain of its remaining key employees at an estimated cost of $2.3 million through June 30, 2001.

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

    The unaudited consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

NOTE 3 - LIQUIDITY CONCERNS

    The Company's existing financial condition severely limits its ability to obtain additional sources of financing. The Company does not believe that it will be able to obtain additional credit facilities at this time, nor does it anticipate that it will be able to sell leases and obtain financing for transactions on a non-recourse basis. Moreover, the Company is not currently in compliance with the original financial covenants of its credit facilities and has only been able to secure financing therefrom pursuant to amendments and waivers agreed to by the Company's lenders in their discretion. The Company's required compliance with certain financial covenants has been waived through December 1, 2000. The Company does not generate sufficient cash to support its operating costs and therefore the unwillingness of the lenders to amend or waive further any non-compliance will have a material adverse effect on the Company's ability to obtain adequate financing, including financing from alternative sources. If the Company is unable to obtain adequate financing, or if it is unable to implement other alternative strategies, then it will have insufficient cash to continue to operate its business or fund working capital requirements. In such circumstances, the Company, which currently has no other viable financing alternatives, would be subject to risk of foreclosure upon its assets or other proceedings to satisfy the claims of its creditors. The Company is currently exploring the sale of certain business units, as well as certain tangible and intangible assets, and is also exploring other alternative strategies to resolve its liquidity issues.

NOTE 4 -- INCOME TAXES

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

NOTE 5 -- STOCKHOLDERS' EQUITY

    During the nine months ended September 30, 2000, the Company issued 3,340,971 shares of Common Stock to the former owners of certain companies acquired in 1998. These shares were issued in connection with earn-out arrangements and have been recorded as additional purchase price in the amount of $8.7 million.

    In 1999, the Company implemented an employee stock purchase plan. During the nine months ended September 30, 2000, the Company issued 263,642 shares of Common Stock to employees under the plan. This plan was terminated as of September 30, 2000.

    During the three and nine months ended September 30, 2000, the outstanding balance of notes receivable and accrued interest relating to stock subscriptions for various executives, no longer employed by the Company, net of the fair market value of the shares subject to the stock subscriptions, were forgiven or written off by the Company. The notes and interest amounted to $3.4 million, of which $2.1 million was forgiven with the related 1,000,000 shares being transferred back to the Company and subsequently retired. The remaining $1.3 million was written off due to collection issues.

NOTE 6 -- INCOME (LOSS) PER SHARE

    Income (loss) per share has been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 7 -- SEGMENT INFORMATION

    The following tables present selected financial information for the Company's continuing reporting segments as of and for the three months ended September, 2000 and 1999 (in thousands):

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                       -----------------------------------------------------------------------
                                       TECHNOLOGY
                                           AND             BUSINESS
                                         FINANCE            CREDIT             CORPORATE
                                          GROUP              GROUP              DIVISION          CONSOLIDATED
                                       -----------         -----------         -----------        ------------
Income from finance contracts...       $    17,572         $     9,774         $         1         $    27,347
Rental income from operating
  leases .......................            19,085                   8                  --              19,093
Sales of equipment .............            34,170                  --                  --              34,170
Gain on sale of finance
  contracts ....................               344                  --                  --                 344
Fees, commissions and
  remarketing income............             2,322               1,745                 461               4,528
Interest and other income
  (expense), net ...............            (1,386)               (216)                776                (826)
                                       -----------         -----------         -----------         -----------
     Total revenues ............            72,107              11,311               1,238              84,656
                                       -----------         -----------         -----------         -----------
Cost of operating leases .......            14,596                   4                  --              14,600
Cost of equipment sold .........            32,262                 117                  --              32,379
Interest expense ...............            12,801               6,315               2,397              21,513
Selling, general and
  administrative expenses ......            17,159               9,557               7,057              33,773
Restructuring and other
  nonrecurring charges .........                --                  --                  --                  --

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                       -----------------------------------------------------------------------
                                       TECHNOLOGY
                                           AND             BUSINESS
                                         FINANCE            CREDIT             CORPORATE
                                          GROUP              GROUP              DIVISION          CONSOLIDATED
                                       -----------         -----------         -----------        ------------
Goodwill amortization and
  impairment ...................           280,693              46,622               3,714             331,029
                                       -----------         -----------         -----------         -----------
     Total expenses ............           357,511              62,615              13,168             433,294
                                       -----------         -----------         -----------         -----------
Income (loss) from continuing
  operations before taxes ......       $  (285,404)        $   (51,304)        $   (11,930)        $  (348,638)
                                       ===========         ===========         ===========         ===========
Net investment in finance
  contracts ....................       $   620,986         $   344,942         $   (21,379)        $   944,549
                                       ===========         ===========         ===========         ===========
Equipment under operating
  leases, net ..................       $   126,926         $        98         $        --         $   127,024
                                       ===========         ===========         ===========         ===========
Total assets from continuing
  operations ...................       $   840,092         $   355,789         $    63,422         $ 1,259,303
                                       ===========         ===========         ===========         ===========
Total assets from discontinued
  operations ...................       $        --         $        --         $        --         $    52,740
                                       ===========         ===========         ===========         ===========
Total assets ...................       $   840,092         $   355,789         $    63,422         $ 1,312,043
                                       ===========         ===========         ===========         ===========
Total debt .....................       $   660,405         $   321,437         $   263,781         $ 1,245,623
                                       ===========         ===========         ===========         ===========



                                                       THREE MONTHS ENDED SEPTEMBER 30, 1999
                                       -----------------------------------------------------------------------
                                       TECHNOLOGY
                                           AND             BUSINESS
                                         FINANCE            CREDIT             CORPORATE
                                          GROUP             GROUP               DIVISION         CONSOLIDATED
                                       ----------         ----------           ----------        ------------
Income from finance contracts...       $   12,908         $    6,009           $       --         $   18,917
Rental income from operating
  leases .......................           14,891                176                   --             15,067
Sales of equipment .............           35,195                 --                   --             35,195
Gain on sale of finance
  contracts ....................            9,365                161                   --              9,526
Fees, commissions and
  remarketing income............            4,856                631                  156              5,643
Interest and other income ......              862                431                   --              1,293
                                       ----------         ----------           ----------         ----------
     Total revenues ............           78,077              7,408                  156             85,641
                                       ----------         ----------           ----------         ----------
Cost of operating leases .......            9,707                 31                   --              9,738
Cost of equipment sold .........           33,089                  1                   --             33,090
Interest expense ...............            8,005              2,714                3,825             14,544
Selling, general and
  administrative expenses ......           11,454              6,953                3,544             21,951
Goodwill amortization and
  impairment ...................            2,185                453                   75              2,713
                                       ----------         ----------           ----------         ----------
     Total expenses ............           64,440             10,152                7,444             82,036
                                       ----------         ----------           ----------         ----------
Income (loss) from continuing
  operations before taxes ......       $   13,637         $   (2,744)          $   (7,288)        $    3,605
                                       ----------         ----------           ----------         ----------
Net investment in finance
  contracts ....................       $  489,182         $  190,043           $   (5,139)        $  674,086
                                       ==========         ==========           ==========         ==========
Equipment under operating
  leases, net...................       $   96,407         $       68           $       --         $   96,475
                                       ==========         ==========           ==========         ==========
Total assets ...................       $1,082,646         $  286,028           $  122,023         $1,490,697
                                       ==========         ==========           ==========         ==========
Total debt .....................       $  499,832         $  171,186           $  323,668         $  994,686
                                       ==========         ==========           ==========         ==========

    The following tables present selected financial information for the Company's continuing reporting segments as of and for the nine months ended September, 2000 and 1999 (in thousands):


                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                       -----------------------------------------------------------------------
                                                       TECHNOLOGY
                                                          AND               BUSINESS
                                                        FINANCE              CREDIT            CORPORATE
                                                         GROUP                GROUP             DIVISION          CONSOLIDATED
                                                       -----------         -----------         -----------        ------------
              Income from finance contracts ....       $    52,541         $    26,501         $         3         $    79,045
              Rental income from operating
                leases .........................            56,315                 (10)                 --              56,305
              Sales of equipment ...............           125,215                  16                  --             125,231
              Gain on sale of finance
                contracts ......................             6,235               1,909                  --               8,144
              Fees, commissions and remarketing
                income..........................             6,284               5,334                 806              12,424
              Interest and other income
                (expense), net .................            (1,641)               (768)              2,310                 (99)
                                                       -----------         -----------         -----------         -----------
                   Total revenues ..............           244,949              32,982               3,119             281,050
                                                       -----------         -----------         -----------         -----------
              Cost of operating leases .........            41,520                   8                  --              41,528
              Cost of equipment sold ...........           116,666                 123                  --             116,789
              Interest expense .................            35,344              16,286              12,474              64,104
              Selling, general and
                administrative expenses ........            61,927              29,501              12,328             103,756
              Restructuring and other
                nonrecurring charges ...........             1,239                 712               3,973               5,924
              Goodwill amortization and
                impairment .....................           328,435              74,254               3,864             406,553
                                                       -----------         -----------         -----------         -----------
                   Total expenses ..............           585,131             120,884              32,639             738,654
                                                       -----------         -----------         -----------         -----------
              Income (loss) from continuing
                operations before taxes ........       $  (340,182)        $   (87,902)        $   (29,520)        $  (457,604)
                                                       ===========         ===========         ===========         ===========
              Net investment in finance
                contracts ......................       $   620,986         $   344,942         $   (21,379)        $   944,549
                                                       ===========         ===========         ===========         ===========
              Equipment under operating leases,
                net ............................       $   126,926         $        98         $        --         $   127,024
                                                       ===========         ===========         ===========         ===========
              Total assets from continuing
                operations .....................       $   840,092         $   355,789         $    63,422         $ 1,259,303
                                                       ===========         ===========         ===========         ===========
              Total assets from discontinued
                operations .....................       $        --         $        --         $        --         $    52,740
                                                       ===========         ===========         ===========         ===========
              Total assets .....................       $   840,092         $   355,789         $    63,422         $ 1,312,043
                                                       ===========         ===========         ===========         ===========
              Total debt .......................       $   660,405         $   321,437         $   263,781         $ 1,245,623
                                                       ===========         ===========         ===========         ===========

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                 -----------------------------------------------------------------------
                                                 TECHNOLOGY
                                                    AND              BUSINESS
                                                   FINANCE            CREDIT             CORPORATE
                                                    GROUP              GROUP              DIVISION         CONSOLIDATED
                                                 -----------        -----------         -----------        ------------
        Income from finance contracts ...        $    32,494        $    12,599         $        --         $    45,093
        Rental income from operating
          leases ........................             45,448                532                  --              45,980
        Sales of equipment ..............             85,646                 --                  --              85,646
        Gain on sale of finance
          contracts .....................             10,542                161                  --              10,703
        Fees, commissions and remarketing
          income ........................             13,606              4,009                 592              18,207
        Interest and other income .......              2,646              1,752                 834               5,232
                                                 -----------        -----------         -----------         -----------
             Total revenues .............            190,382             19,053               1,426             210,861
                                                 -----------        -----------         -----------         -----------
        Cost of operating leases ........             28,680                138                  --              28,818
        Cost of equipment sold ..........             77,957                  1                  --              77,958
        Interest expense ................             20,288              5,477              11,375              37,140
        Selling, general and
          administrative expenses .......             34,355             21,300              11,719              67,374
        Goodwill amortization and
          impairment ....................              6,531              1,357                 227               8,115
                                                 -----------        -----------         -----------         -----------
             Total expenses .............            167,811             28,273              23,321             219,405
                                                 -----------        -----------         -----------         -----------
        Income (loss) from continuing
          operations before taxes .......        $    22,571        $    (9,220)        $   (21,895)        $    (8,544)
                                                 ===========        ===========         ===========         ===========
        Net investment in finance
          contracts .....................        $   489,182        $   190,043         $    (5,139)        $   674,086
                                                 ===========        ===========         ===========         ===========
        Equipment under operating leases,
          net ...........................        $    96,407        $        68         $        --         $    96,475
                                                 ===========        ===========         ===========         ===========
        Total assets ....................        $ 1,082,646        $   286,028         $   122,023         $ 1,490,697
                                                 ===========        ===========         ===========         ===========
        Total debt ......................        $   499,832        $   171,186         $   323,668         $   994,686
                                                 ===========        ===========         ===========         ===========


NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. As issued, SFAS 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 for one year to fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. UniCapital will adopt SFAS 133 and SFAS 138 in the year 2001. Management estimates that, at September 30, 2000, the effect on its financial statements of adopting SFAS 133, as amended, would have been to decrease net earnings and stockholders' equity by approximately $3 million. The transition effect as of January 1, 2001 cannot be estimated at this time because it is subject to the following unknown variables as of that date: (1) actual hedged positions, and (2) market values of hedged positions.

NOTE 9 -- SALES OF FINANCE CONTRACTS

    Prior to the cessation of new lease originations, the Company transferred finance contracts to third parties in the normal course of business, which transfers are accounted for as sales of finance contracts under the provisions of SFAS 125. In these transactions, the Company records a gain on the sale of finance contracts and may also retain interests in the residual cash flows of the underlying receivables. Under the provisions of SFAS 125, gain on sale of finance contracts is calculated as the difference between the proceeds received, net of related selling expenses, and the allocable carrying amount of the related finance contracts, determined using the fair value approach.

    During the three and nine months ended September 30, 2000, the Company transferred finance contracts with a net book value of $11.0 million and $70.3 million, respectively, to third parties in sales transactions, received proceeds of $11.3 million and $75.4 million, respectively, and recognized a gain of $0.3 million and $5.1 million, respectively.

    During the nine months ended September 30, 2000, the Company transferred finance contracts with a net book value of $21.7 million to its Revolving Purchase Facility with Key Global Finance in sales transactions, received proceeds of $22.9 million and recognized a gain of $1.2 million. During the three months ended September 30, 2000, the company did not transfer any finance contracts to its Revolving Purchase Facility with Key Global Finance.

    During the nine months ended September 30, 2000, in connection with a securitization transaction, the Company transferred finance contracts with a net book value of $58.9 million and recognized a gain of $1.8 million. From this transaction the Company received cash of $59.5 million and recorded retained interests of $1.2 million. During the three months ended September 30, 2000, the company did not have any securitization transactions.

NOTE 10 -- RESTRICTED CASH

    At September 30, 2000, the Company reported $27.6 million of restricted cash, which relates to reserve accounts established in September 1999 and March 2000 under securitization and other credit facilities.

NOTE 11 -- RESTRUCTURING AND OTHER NONRECURRING CHARGES

    During the three months ended March 31, 2000, the Company implemented a restructuring program and recorded certain restructuring charges related to headcount reductions and the elimination of duplicative expenses and non-core activities and businesses. The restructuring and other nonrecurring charges are shown as a separate component of operating expenses. Cash outlays during the period were principally for professional fees and severance. The remaining cash outlays are expected to be funded from cash flows from operations or through credit facilities within the next nine months.

    A summary of the restructuring charges for continuing operations is as follows:

                                                           THIRD
                                       ACCRUAL AT         QUARTER            ACCRUAL AT
                                     JUNE 30, 2000      CASH OUTLAY     SEPTEMBER 30, 2000
                                     -------------      -----------     ------------------
                                                   (DOLLARS IN MILLIONS)
Severance ........................        $0.8             $0.2                $0.6
Future lease obligations on
  facility  closures .............         0.9              0.2                 0.7
Other costs ......................         2.1              1.1                 1.0
                                          ----             ----                ----
     Total restructuring charges..        $3.8             $1.5                $2.3
                                          ====             ====                ====

    The severance costs are related to the termination of personnel in two non-core businesses and other headcount reductions including positions ranging from executive to administrative. At September 30, 2000 the remaining accrual represents the severance costs associated with those employees notified of termination but not paid as of September 30, 2000.

    The other costs include costs associated with the early termination of contractual arrangements as well as costs associated with the elimination of three non-core businesses.

NOTE 12 -- IMPAIRMENT OF GOODWILL

    During the three and nine months ended September 30, 2000, the Company determined that $328.9 million and $399.1 million, respectively, of goodwill from all subsidiaries in continuing segments was impaired and fully amortized these amounts during the respective periods. These amounts are included in the caption "Goodwill amortization and impairment" in the accompanying Consolidated Statement of Operations.

    A summary of goodwill impairment and amortization for the three and nine months ended September 30, 2000 is as follows:

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER  30, 2000    SEPTEMBER 30, 2000
                                         -------------------    ------------------
                                            (DOLLARS IN             (DOLLARS IN
                                             THOUSANDS)              THOUSANDS)
Business Credit Group ...........              $ 50.0                  $ 76.7
Technology and Finance Group ....               278.9                   322.4
                                               ------                  ------
Total impairment of goodwill ....               328.9                   399.1
Amortization expense ............                 2.1                     7.5
                                               ------                  ------
Total impairment and amortization              $331.0                  $406.6
                                               ======                  ======


    The write-off of goodwill was a result of the Company's determination, subsequent to September 30, 2000 (see Note 14), to cease originating new leases and to concentrate on servicing and realizing value from the Company's existing lease portfolio. The write-off of goodwill in the amount of $224.1 million and the related amortization of $3.3 million for the Big Ticket Division, which write-off was reflected during the three months ended March 31, 2000, is not reflected in the above numbers because the operations of that division have been discontinued.

NOTE 13 -- DISCONTINUED OPERATIONS

    During June 2000, the Company reached a decision to discontinue the operations of its Big Ticket Division, and formulated a plan of disposal for that division's remaining assets, which divestiture is expected to be completed within twelve months. In connection with this plan, the Company wrote down the remaining aircraft and aircraft engines to their estimated net realizable values assuming disposition on an expedited basis. The write-down during the second quarter ended June 30, 2000 amounted to a pretax charge of $115.2 million and is reported in the caption, "Loss on disposal of Big Ticket Division" on the Consolidated Statements of Operations. During the three months ended September 30, 2000, the Company recorded an additional write-down of $32.9 million relating to the carrying value of its aircraft and aircraft engines to their estimated net realizable value. As of September 30, 2000, the Company is actively marketing the aircraft and the aircraft engines to third parties.

    The "Net assets of discontinued operations" reflected on the accompanying Consolidated Balance Sheets consist of the following:

                                                 SEPTEMBER 30, 2000
                                                 ------------------
                                                    (DOLLARS IN
                                                     THOUSANDS)
             ASSETS
Cash and cash equivalents ................            $  4,383
Accounts receivable, net .................               6,185
Notes receivable .........................              23,062
Net investment in finance contracts ......               3,060
Equipment under operating leases, net ....             115,068
Equipment held for sale or lease .........              43,852
Investments ..............................              26,001
Property and equipment, net ..............                 755
Deposits and other assets ................               8,501
                                                      --------
Total assets .............................             230,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-recourse and limited recourse debt ...             125,340
Accounts payable and accrued expenses ....               5,086
Security and other deposits ..............              20,142
Accrued restructuring ....................               1,623
Accrued costs of discontinued operations                22,359
Other liabilities ........................               3,577
                                                      --------
Total liabilities ........................             178,127

Net assets of discontinued operations ....            $ 52,740
                                                      ========

    The net operating results have been reported in the captions "Income (loss) from operations of discontinued Big Ticket Division" and "Loss on disposal of Big Ticket Division" in the Consolidated Statements of Operations. Summarized results from discontinued operations are as follows:

                                                  THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------     ------------------------------
                                                        2000              1999             2000             1999
                                                     ---------         ---------        ---------         ---------
                                                                         (DOLLARS IN THOUSANDS)
Income from finance contracts ...............        $      --         $   5,924        $   3,828         $  22,931
Rental income from operating leases .........               --            53,329           40,913           134,170
Sales of equipment ..........................               --            34,062          219,531           115,148
Gain on Sale of finance Contracts ...........               --                --               --                --
Fees, commissions and remarketing
  income ....................................               --               293               36             4,788
Interest and other income ...................               --             7,143            2,183             9,092
                                                     ---------         ---------        ---------         ---------
     Total revenues .........................               --           100,751          266,491           286,129
                                                     ---------         ---------        ---------         ---------
Cost of operating leases ....................               --            23,437           17,529            43,985
Cost of equipment sold ......................               --            34,428          240,752           131,102
Interest expense ............................               --            34,470           47,709            67,005
Selling, general and administrative
  expenses ..................................               --             4,184           27,168            12,149
Restructuring and other nonrecurring
  charges ...................................               --               122            3,242                --
Goodwill amortization and impairment ........               --             1,817          227,440             5,778
                                                     ---------         ---------        ---------         ---------
     Total expenses .........................               --            98,458          563,840           260,019
                                                     ---------         ---------        ---------         ---------
Income (loss) from continuing
  operations ................................               --             2,293         (297,349)           26,110
Equity in income from minority-owned
  affiliates ................................               --                --            2,097                --
                                                     ---------         ---------        ---------         ---------
Income (loss) from operations of
  discontinued Big Ticket Division before
  provision (benefit) from income taxes .....               --             2,293         (295,252)           26,110
Provision (benefit) for income taxes ........               --             1,626          (44,379)           12,165
                                                     ---------         ---------        ---------         ---------
Income (loss) from operations of
  discontinued Big Ticket Division after
  provision (benefit) for income taxes ......               --               667         (250,873)           13,945
                                                     ---------         ---------        ---------         ---------
Loss on disposal of Big Ticket Division
  including provision of $33.2 million for
   operating losses during phaseout
   period before benefit for income taxes....          (32,866)               --         (181,282)               --
Benefit for income taxes ....................               --                --          (22,423)               --
                                                     ---------         ---------        ---------         ---------
Income (loss) from disposal of
  discontinued Big Ticket Division ..........          (32,866)              667         (158,859)           13,945
                                                     ---------         ---------        ---------         ---------
Total discontinued operations ...............        $ (32,866)        $     667        $(409,732)        $  13,945
                                                     =========         =========        =========         =========

    The Company also intends to sell the remaining 49% beneficial interest in Aircraft Finance Trust. Aircraft Finance Trust, which was formed on April 13, 1999, owns the equity interest in a portfolio of 36 commercial aircraft. The Company now owns a 49% beneficial interest in Aircraft Finance Trust and accounts for its remaining investment in Aircraft Finance Trust under the equity method of accounting. The Company's results of operations reflect only the Company's proportionate share of the net results from Aircraft Finance Trust as equity in net income from minority-owned affiliates. The carrying value of this interest was $26.0 million as of September 30, 2000 and is included in investments in the accompanying unaudited balance sheet above.

    Aircraft Finance Trust's unaudited condensed statement of operations for the three months and nine months ended September 30, 2000 is as follows:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER  30, 2000           SEPTEMBER 30, 2000
                                                -------------------           ------------------
                                                   (DOLLARS IN                   (DOLLARS IN
                                                    THOUSANDS)                    THOUSANDS)
    Total revenues..........................         $37,413                       $114,030
    Total expenses..........................         $36,323                       $108,681
    Net income..............................         $ 1,090                       $  5,349

NOTE 14 - SUBSEQUENT EVENTS

    On October 16, 2000, the Company entered into a Purchase and Settlement Agreement with Morgan Stanley Asset Funding Inc. whereby the Company sold all of its finance contracts with a net book value of $14.9 million to the Warehouse Lender. The debt balance of $13.1 million owed under the facility was deemed paid in full, and all agreements related to the facility were terminated. Servicing for the contracts pledged under the Warehouse Facility is being transferred to a third party for the benefit of Morgan Stanley Asset Funding Inc.

    As its financial ability to originate new leases is seriously impaired, on November 15, 2000, as part of its continuing restructuring efforts, the Company decided to cease the new originations aspect of its business and to concentrate on servicing and realizing value from the Company's existing lease portfolio. As a result, the Company terminated 245 employees whose responsibilities were rendered unnecessary by the Company's decision to cease lease originations. The Company's remaining employees are continuing to service the Company's existing lease portfolio and to collect payments thereon, and are fulfilling accounting, treasury and other financial and administrative responsibilities at the Company's headquarters and operating units. The Company has put in place retention programs for certain of its remaining key employees at an estimated cost of $2.3 million through June 30, 2001.

    The carrying value of the lease portfolio on the financial statements is determined using a number of factors, including the amount of payments to be received throughout the term of a lease and the remaining value of a leased asset at the termination of the lease. The Company was largely dependent upon its sales force to achieve the residual value through remarketing, which includes a sale or lease of the equipment. Due to the termination of the Company's sales force, the Company no longer has the internal capability to remarket assets at or prior to the termination of leases. Although other remarketing measures are being considered, the transition to and implementation of these alternative remarketing capabilities could have a material adverse impact on the realization of the residual values of those assets. In addition, the termination of the sales force could have a material adverse impact on the receipt of lease payments. At this time, the Company is unable to estimate the impact, if any, that the termination of the sales force and transition to alternative remarketing efforts may have on the value of the Company's lease portfolio.

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

    Historically, UniCapital has derived the majority of its revenue from lease payments on leases originated and held by the Company and sales of equipment, including sales of equipment off-lease and the sale of new and used equipment. In addition, UniCapital has derived revenue from sales of leases to third parties, as well as from servicing fees, late charges and administrative fees and from remarketing fees for the sale of off-lease equipment on behalf of equity investors in leases.

    We amended the Revolving Facility as of March 31, 2000 to waive required compliance with certain financial covenants, which waiver has been extended through December 1, 2000. If we had not amended this facility our financial condition as of March 31, 2000 and our results of operations for the first quarter of 2000 would have caused us to breach the fixed-charge coverage ratio and tangible net worth ratio covenants of the Revolving Facility. As a condition to the amendment and waiver extensions of the Revolving Facility, described above, we agreed to (i) develop a revised business plan, including the sale of our Big Ticket Division assets, (ii) apply collateral proceeds and the net proceeds of any liquidity events or asset sales (excluding $30 million of such proceeds that we have been allowed to retain to use to support the continuing negative cash flow from the core businesses) to reduce the amount outstanding under the facility, with a corresponding permanent reduction in the lenders' commitment thereunder, (iii) require the consent of Bank of America to any lease sales or securitizations or other collateral transfers, (iv) appoint independent financial consultants to assist us in evaluating our business and financial condition and (v) pay the costs of any financial consultants engaged by our lender to conduct an independent investigation of our business and financial condition.

    On June 19, 2000 the Company named E. Talbot Briddell as the Company's chief executive officer, replacing Robert J. New. Daniel Chait, senior vice president and treasurer, has been appointed interim chief financial officer, replacing Jonathan New, who left the Company to pursue other interests. In addition to the changes in senior management, the Company eliminated 38 positions and reduced the salaries of 11 senior employees.

    During June 2000, following the appointment of new senior management, the Company reached a decision to discontinue the operations of its Big Ticket Division and has developed and implemented a plan to divest all assets of the Big Ticket Division within one year. As a result, the Company recorded a pretax charge of $174.5 million ($123.1 million after taxes) for the three months ended June 30, 2000. The charge includes $89.0 million for the asset impairment related to aircraft, $26.2 million related to asset impairment of aircraft engines, $50.1 million related to operating costs during the wind down period and $9.2 million related to the writedown of a note and a deposit. During the three months ended September 30, 2000, the company recorded an additional write-down of $32.9 million relating to the carrying value of its aircraft and aircraft engines to their estimated net realizable value. The Company intends to sell the aircraft and the aircraft engines to third parties.

    As its financial ability to originate new leases is seriously impaired, on November 15, 2000, as part of its continuing restructuring efforts, the Company decided to cease the new originations aspect of its business and to concentrate on servicing and realizing value from the Company's existing lease portfolio. As a result, the Company terminated 245 employees whose responsibilities were rendered unnecessary by the Company's decision to cease lease originations. The Company's remaining employees are continuing to service the Company's existing lease portfolio and to collect payments thereon, and are fulfilling accounting, treasury and other financial and administrative responsibilities at the Company's headquarters and operating units. The Company has put in place retention programs for certain of its remaining key employees at an estimated cost of $2.3 million through June 30, 2001.

    As a result of the Company's decision to discontinue originations and other restructuring efforts, the remaining $328.9 million of related goodwill was considered to be permanently impaired and was written off.

    The carrying value of the lease portfolio on the financial statements is determined using a number of factors, including the amount of payments to be received throughout the term of a lease and the remaining value of a leased asset at the termination of the lease. The Company was largely dependent upon its sales force to achieve the residual value through remarketing, which includes a sale or lease of the equipment. Due to the termination of the Company's sales force, the Company no longer has the internal capability to remarket assets at or prior to the termination of leases. Although other remarketing measures are being considered, the transition to and implementation of these alternative remarketing capabilities could have a material adverse impact on the realization of the residual values of those assets. In addition, the termination of the sales force could have a material adverse impact on the receipt of lease payments. At this time, the Company is unable to estimate the impact, if any, that the termination of the sales force and transition to alternative remarketing efforts may have on the value of the Company's lease portfolio.


LIQUIDITY AND CAPITAL RESOURCES

    The "Revolving Facility" and "Limited Recourse Conduit Facility" (referred to as the "Senior Credit Facilities") and the "Warehouse Facility" are described in greater detail under the heading "Credit Facilities."

    As of September 30, 2000, we had cash and cash equivalents of approximately $20.2 million. Our business requires access to substantial short-term and long-term credit. Our uses of cash include the payment of interest expenses, repayment of borrowings under our credit facilities, operating and administrative expenses and income taxes.

    Effective March 31, 2000 we amended our Revolving Facility to waive required compliance with two of the three primary financial covenants, (fixed-charge coverage ratio and minimum tangible net worth covenants), which waiver has been extended through December 1, 2000 and expanded to include a waiver of compliance with the third financial covenant (debt to tangible net worth covenant). If we had not amended this facility, our financial condition as of March 31, 2000 and our results of operations for the first quarter of 2000 would have caused us to breach the fixed-charge coverage ratio and the minimum tangible net worth covenants of this facility. Although compliance with these financial covenants has been waived through December 1, 2000, we will not be in compliance with these financial covenants, or the debt to tangible net worth ratio covenant, as of December 1, 2000 and we may not be able to negotiate extensions of the waiver or negotiate modifications of the covenants prior to the expiration of the waiver. In addition, the Limited Recourse Conduit Facility was to terminate on August 14, 2000, but Bank of America and other lenders under the facility have agreed to extend its termination date to December 1, 2000. However, a condition of such extension is that the lenders have the discretion over whether to provide further funding under the facility. In addition, our financial condition as of March 31, 2000 and our results of operations for the first quarter of 2000 would have caused us to breach the fixed-charge coverage ratio and minimum tangible net worth covenants of the Morgan Stanley Asset Funding Warehouse Facility as described below (under the heading "Term Loans"), all amounts owing under the Warehouse Facility have since been settled and facility terminated.

    The Company's existing financial condition severely limits its ability to obtain additional sources of financing. The Company does not believe that it will be able to obtain additional credit facilities at this time, nor does it anticipate that it will be able to sell leases and obtain financing for transactions on a non-recourse basis. Moreover, the Company is not currently in compliance with the original financial covenants of its credit facilities and has only been able to secure financing therefrom pursuant to amendments and waivers agreed to by the Company's lenders in their discretion. The Company's required compliance with certain financial covenants has been waived through December 1, 2000. The Company does not generate sufficient cash to support its operating costs and therefore the unwillingness of the lenders to amend or waive further any non-compliance will have a material adverse effect on the Company's ability to obtain adequate financing, including financing from alternative sources. If the Company is unable to obtain adequate financing, or if it is unable to implement other alternative strategies, then it will have insufficient cash to continue to operate its business or fund working capital requirements. In such circumstances, the Company, which currently has no other viable financing alternatives, would be subject to risk of foreclosure upon its assets or other proceedings to satisfy the claims of its creditors. The Company is currently exploring the sale of certain business units, as well as certain tangible and intangible assets, and is also exploring other alternative strategies to resolve its liquidity issues.


    Credit Facilities

    We have in place two credit facilities (the "Senior Credit Facilities") which consist of the following: (i) a $300.0 million Corporate Revolving Credit Facility (the committed amount of which is reducing with the proceeds realized on certain asset sales as detailed below) primarily to finance working capital needs (the "Revolving Facility"); and (ii) an asset-backed commercial paper conduit facility totaling $450.0 million to finance small ticket and middle market leases, consisting of a limited recourse Equipment Lease Receivable Facility (the "Limited Recourse Conduit Facility").

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

    Revolving Facility. We amended the Revolving Facility as of March 31, 2000 to waive required compliance with certain financial covenants, which waiver has been extended through December 1, 2000. If we had not amended this facility, our financial condition as of March 31, 2000 and our results of operations for the first quarter of 2000 would have caused us to breach the fixed-charge coverage ratio and tangible net worth ratio covenants of the Revolving Facility. As a condition to the amendment and waiver extensions of the Revolving Facility, described above, we agreed to (i) develop a revised business plan, including the sale of our Big Ticket Division assets, (ii) apply collateral proceeds and the net proceeds of any liquidity events or asset sales (excluding $30 million of such proceeds that we have been allowed to retain to use to support the continuing negative cash flow from the core businesses) to reduce the amount outstanding under the facility, with a corresponding permanent reduction in the lenders' commitment thereunder, (iii) require the consent of Bank of America to any lease sales or securitizations or other collateral transfers, (iv) appoint independent financial consultants to assist us in evaluating our business and financial condition and (v) pay the costs of any financial consultants engaged by our lender to conduct an independent investigation of our business and financial condition. The Revolving Facility, which was entered into in June 1998, has a three-year term. We pay a quarterly fee equal to a percentage of the unused portion of the Revolving Facility. As of November 9, 2000, the Company has received approximately $75 million of net proceeds from certain liquidity events and asset sales. Of this amount $45 million was applied to reduce the amount outstanding under the Revolving and resulted in a permanent reduction of the lenders' commitments under the Revolving Facility to $255.0 million. As of November 9, 2000, the amount outstanding under the Revolving Facility was $255.0 million with a weighted average interest rate of 9.1%.

    Limited Recourse Conduit Facility. The term of the Limited Recourse Conduit Facility has been extended through December 1, 2000. However, a condition of such extension is that the lenders have discretion over whether to provide further funding under the facility. In addition, the lenders have appointed Wells Fargo Bank Minnesota, National Association ("Wells Fargo") as back-up servicer of the leases and loan contracts included in the collateral for the facility. As of November 9, 2000, the amount outstanding under the Limited Recourse Conduit Facility was $408.4 million with a weighted average interest rate of 9.2%.

    Other Credit Facilities

    Revolving Purchase Facility. Effective August 15, 2000, we amended the revolving purchase facility with Key Global Finance ("Key"), terminating UniCapital Operations Group ("UOG") as servicer, and transferring servicing on approximately 25% of the outstanding portfolio to Key. UOG is continuing to service the remaining 75% of the portfolio under a sub-servicing arrangement with Key, which is renewed monthly at Key's discretion. The facility expired on October 26, 2000, and it is not anticipated that a renewal will be sought.


    Term Loans

    Aircraft Facility. Effective March 30, 2000, we converted our revolving credit facility for the financing of aircraft into a term loan (the "Aircraft Facility"). As a condition of the conversion, the Company pledged 100% of the stock of UniCapital AFT-II, Inc., five engines and the Class C Notes related to the 1999-1 and 2000-1 securitization transactions. The Aircraft Facility was nonrecourse to the Company and was collateralized by a first priority perfected pledge of all of the common stock of each special purpose entity wholly owned by the Company which uses the Aircraft Facility ("SPE Aircraft Borrower") and each domestic subsidiary of each SPE Aircraft Borrower, a first priority perfected security interest in all present and future assets and properties of each SPE Aircraft Borrower and each of its subsidiaries and certain other assets of the Company as detailed above. The Aircraft Facility had an initial expiry in December 2000. As of June 30, 2000, the Company had borrowings of $346.8 million outstanding under the Aircraft Facility with a weighted average interest rate of 9.9%.

    On July 26, 2000 the aircraft securing the Aircraft Facility were sold and the full amount of the Aircraft Facility was repaid. A new loan agreement dated July 21, 2000 (the "New Aircraft Facility") closed on July 26, 2000 pursuant to which the Company financed various assets including 100% of the stock of UniCapital AFT-II, Inc., three engines and the Class C Notes related to the 1999-1 and 2000-1 securitization transactions. The New Aircraft Facility is nonrecourse to the Company. Interest on the loan will be charged at 30-day LIBOR plus 3.25% and principal will amortize as proceeds are received from the underlying collateral in excess of amounts necessary to pay interest. The loan matures on the earlier of December 31, 2000 or the date on which all outstanding amounts due under the Bank of America Revolving Facility become due and payable.

    Morgan Stanley Asset Funding. Effective May 15, 2000, Morgan Stanley Asset Funding Inc. (the "Warehouse Lender") converted a $200 million warehouse facility (the "Warehouse Facility") into a term loan by not permitting additional borrowings under the facility. The Warehouse Facility had provided for loans to an indirect, bankruptcy remote subsidiary of the Company, to finance certain small ticket and middle market leases and loans. Effective July 12, 2000, the parties provided for Morgan Stanley & Co. Incorporated (the "Sales Agent") to act as sales agent to attempt to sell the collateral pledged under the Warehouse Facility. Effective October 16, 2000, the Company entered into a Purchase and Settlement Agreement, (the "Agreement") with the Warehouse Lender and Sales Agent, (collectively, "Morgan"), whereby the Company sold all of the leases and loans securing the Warehouse Facility to the Warehouse Lender, all amounts owed under the facility were deemed paid in full, and all agreements related to the facility were terminated. Servicing for the contracts pledged under the Warehouse Facility is being transferred to a third party for the benefit of Morgan.


    Securitization Transactions

    On September 9, 1999, we completed our first securitization transaction involving the issuance of $365.7 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by Ambac Assurance Corporation ("Ambac"). In addition, Class B and Class C Notes, rated BBB and BB, respectively by Duff & Phelps Credit Rating Co. and Fitch IBCA, were retained by the Company. We financed the Class B Notes pursuant to short-term facilities. The weighted average interest rate for the Class A Notes as of September 30, 2000 was 7.07%. The weighted average interest rate will vary as Class A Notes are paid. As of September 30, 2000, the outstanding principal balance was $276.4 million.

    On March 28, 2000, the Company completed its second securitization transaction involving the issuance of $301.5 million of Equipment Contract Backed Notes originated primarily by the Business Credit Group and the Technology and Finance Group. In connection with this transaction, four tranches of Class A Notes and the Class B Notes were sold to accredited investors under Rule 144A. The Class A-1 Notes had short term ratings of A-1+ by Standard & Poor's, P-1 by Moody's Investor Services, Inc., F1+/AAA by Fitch IBCA and D-1+ by Duff & Phelps Credit Rating Co. The Class A-2 through A-4 Notes were rated AAA by Standard & Poor's, Aaa by Moody's Investor Services, Inc., AAA by Duff & Phelps Credit Rating Co. and AAA by Fitch IBCA. The Class A Notes benefit from a surety bond issued by Ambac. The Class B Notes were rated BBB- by each of Duff & Phelps Credit Rating Co. and Fitch IBCA. In addition, Class C Notes rated BB by Duff & Phelps Credit Rating Co and Fitch IBCA were retained by the Company. The weighted average interest rate for the Class A and Class B Notes as of September 30, 2000 was 7.35%. The weighted average interest rate will vary as Class A and Class B Notes are paid. As of September 30, 2000, the outstanding principal balance was $237.1 million.

    On June 29, 2000, the Company received $29.1 million in proceeds from the pre-funding of its second securitization transaction. The indenture trustee had held the additional proceeds for the benefit of note holders and Ambac pending the transfer of additional equipment leases to the note issuers. Most of the proceeds received by the Company were used to reduce outstanding indebtedness under the Limited Recourse Conduit Facility that had been used to finance the transferred leases. The remaining $32 million of pre-funding proceeds was used as a pre-payment of principal on the Class A-1 Notes on July 20, 2000. In connection with the release of the proceeds from the pre-funding, the Company agreed to elevate the status of the back-up servicer for both the 99-1 and 2000-1 securitizations from stand-by status to a live status. A new back-up servicer was selected and established a fully redundant servicing capability on its system for the leases and loans in the securitizations.

    Under the terms of each of the securitization transactions, if we sustain losses for two consecutive quarters or if certain financial triggers occur, then the majority interest of the bondholders (currently controlled by Ambac, as note insurer) may remove the Company as servicer. In addition, if we default certain obligations under the securitization agreements, or if certain portfolio performance triggers occur (including, but not limited to delinquency, default and charged off contract measurements, each a "Restricting Event"), then certain payments on subordinate notes otherwise due to the holders of the subordinate notes and the Company may be redirected to accelerate the outstanding principal on the senior notes. Upon payment in full of the outstanding principal and interest on the senior notes, or upon the cure or waiver of any Restricting Event, cash flow from the collateral pool may resume to the holders of the subordinate notes.

    As of September 30, 2000, we had sustained losses for three consecutive quarters, and Ambac as note insurer, has directed Wells Fargo, as indenture trustee, to replace the Company as servicer. On September 28, 2000, we received Notice of Servicer Termination from Wells Fargo, and have been cooperating with Wells Fargo to secure a replacement servicer for each of the securitization transactions. We are continuing to perform all duties of the servicer until such time as the replacement servicer can assume all responsibilities. At this time, there are no additional events of default under the securitization transactions, and the collateral pools are performing as expected.


RESULTS OF OPERATIONS

    The results of operations discussed below are for periods during which the Company was engaged in the business of originating leases and selling and remarketing equipment. Due to the Company's decision to cease originating new leases, the Company's revenues in the future will be derived solely from its existing lease portfolio. Therefore, the historical results described below are not indicative of the Company's future results of operations.

    The following table sets forth selected financial data for the Company and its subsidiaries as a percentage of revenues for the periods indicated.

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                         2000                              1999
                                               ---------------------------       -------------------------
                                                                        (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
Income from finance contracts ..........       $  27,347             32.3%       $  18,917           22.1%
Rental income from operating leases ....          19,093             22.6           15,067           17.6
Sales of equipment .....................          34,170             40.4           35,195           41.1
Gain on sale of finance contracts ......             344              0.4            9,526           11.1
Fees, commissions and remarketing
  income ...............................           4,528              5.3            5,643            6.6
Interest and other income (expense),
  net ..................................            (826)            -1.0            1,293            1.5
                                               ---------           ------         --------          -----
     Total revenues ....................          84,656            100.0           85,641          100.0
                                               ---------           ------         --------          -----
Cost of operating leases ...............          14,600             17.2            9,738           11.4
Cost of equipment sold .................          32,379             38.2           33,090           38.6
Interest expense .......................          21,513             25.4           14,544           17.0
Selling, general and administrative
  expenses .............................          33,773             39.9           21,951           25.6

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                         2000                              1999
                                               ---------------------------       -------------------------
                                                                        (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
Restructuring  and other nonrecurring
  charges ..............................              --              0.0               --             --
Goodwill amortization and impairment ...         331,029            391.0            2,713            3.2
                                               ---------           ------         --------          -----
Total expenses .........................         433,294            511.7           82,036           95.8
                                               ---------           ------         --------          -----
Income (loss) from continuing operations
  before taxes .........................        (348,638)          (411.7)           3,605            4.2
Benefit for income taxes ...............          (2,698)            (3.2)           2,383            2.8
                                               ---------           ------         --------          -----
Net loss from continuing operations ....        (345,940)          (408.5)           1,222            1.4
                                               ---------           ------         --------          -----
Discontinued operations (Note 12):
Income (loss) from operations of
  discontinued Big Ticket Division
  (plus (less) applicable income taxes
  of $0.0 million and ($7.2) million,
  respectively) ........................              --               --              667            0.8

Loss on disposal of Big Ticket Division
  including provision of $33.2 million
  for operating losses during phaseout
  period (plus (less) applicable income
  of 44.1 million) .....................         (32,866)           (38.8)              --             --
                                               ---------           ------         --------          -----
Total discontinued operations ..........         (32,866)           (38.8)             667            0.8
                                               ---------           ------         --------          -----
Net income (loss) ......................       $(378,806)          (447.3)        $  1,889            2.2
                                               =========           ======         ========          =====

    The following tables set forth selected financial data for the Company by continuing reported business segment for the three months ended September 30, 2000 and 1999.

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2000
                                               --------------------------------------------------------------
                                               TECHNOLOGY
                                                   AND           BUSINESS
                                                 FINANCE          CREDIT         CORPORATE
                                                  GROUP            GROUP          DIVISION       CONSOLIDATED
                                               ----------        --------        ---------       ------------
          Income from finance contracts..      $  17,572         $  9,774         $      1         $  27,347
          Rental income from operating
            leases.......................         19,085                8               --            19,093
          Sales of equipment.............         34,170               --               --            34,170
          Gain on sale of finance
            contracts....................            344               --               --               344
          Fees, commissions and
            remarketing income...........          2,322            1,745              461             4,528
          Interest and other income
            (expense), net...............         (1,386)            (216)             776              (826)
                                               ---------         --------         --------         ---------
               Total revenues............         72,107           11,311            1,238            84,656
                                               ---------         --------         --------         ---------
          Cost of operating leases.......         14,596                4               --            14,600
          Cost of equipment sold.........         32,262              117               --            32,379
          Interest expense...............         12,801            6,315            2,397            21,513
          Selling, general and
            administrative expenses......         17,159            9,557            7,057            33,773
          Restructuring and other
            nonrecurring charges.........             --               --               --                --
          Goodwill amortization and
            impairment...................        280,693           46,622            3,714           331,029
                                               ---------         --------         --------         ---------
               Total expenses............        357,511           62,615           13,168           433,294
                                               ---------         --------         --------         ---------
          Income (loss) from continuing
          operations before taxes........      $(285,404)        $(51,304)        $(11,930)        $(348,638)
                                               =========         ========         ========         =========


                                                            THREE MONTHS ENDED SEPTEMBER 30, 1999
                                               --------------------------------------------------------------
                                               TECHNOLOGY
                                                   AND           BUSINESS
                                                 FINANCE          CREDIT         CORPORATE
                                                  GROUP            GROUP         DIVISION        CONSOLIDATED
                                               ----------        --------        ---------       ------------
          Income from finance contracts..        $12,908          $ 6,009          $    --           $18,917
          Rental income from operating
            leases.......................         14,891              176               --            15,067
          Sales of equipment.............         35,195               --               --            35,195
          Gain on sale of finance
            contracts....................          9,365              161               --             9,526
          Fees, commissions and
            remarketing income...........          4,856              631              156             5,643
          Interest and other income......            862              431               --             1,293
                                                 -------          -------          -------           -------
               Total revenues............         78,077            7,408              156            85,641
                                                 -------          -------          -------           -------
          Cost of operating leases.......          9,707               31               --             9,738
          Cost of equipment sold.........         33,089                1               --            33,090
          Interest expense...............          8,005            2,714            3,825            14,544
          Selling, general and
            administrative expenses......         11,454            6,953            3,544            21,951
          Goodwill amortization and
            impairment...................          2,185              453               75             2,713
                                                 -------          -------          -------           -------
               Total expenses............         64,440           10,152            7,444            82,036
                                                 -------          -------          -------           -------
          Income (loss) from continuing
            operations before taxes......        $13,637          $(2,744)         $(7,288)          $ 3,605
                                                 =======          =======          =======           =======


     Results For The Three Months Ended September 30, 2000 Compared To The Results For The Three Months Ended September 30, 1999

    Income from finance contracts. Income from finance contracts for the three months ended September 30, 2000 increased by $8.4 million, or 44.6%, to $27.3 million from $18.9 million for the three months ended September 30, 1999. This increase is primarily due to the $286.7 million increase in the finance contract portfolios of the Technology and Finance Group and Business Credit Group, partially offset by a decrease in lease originations for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

    Rental income from operating leases. Rental income from operating leases for the three months ended September 30, 2000 increased by $4.0 million, or 26.7%, to $19.1 million from $15.1 million for the three months ended September 30, 1999. This increase is due to a $30.5 million increase in equipment under operating leases in the Technology and Finance Group.

    Sales of equipment. Sales of equipment for the three months ended
September 30, 2000 decreased by $1.0 million, or 2.9%, to $34.2 million from $35.2 million for the three months ended September 30, 1999. This decrease is primarily due to a decrease in the number of sales-type leases originated by two of the companies in the Technology and Finance Group.

    Gain on sale of finance contracts. Gain on sale of finance contracts for the three months ended September 30, 2000 decreased by $9.2 million, or 96.4%, to $0.3 million from $9.5 million for the three months ended September 30, 1999. This decrease is primarily attributable to a decrease in sales to third parties of finance contracts originated by the Technology and Finance Group.

    Fees, commissions and remarketing income. Fees, commissions and remarketing income for the three months ended September 30, 2000 decreased by $1.1 million, or 19.8%, to $4.5 million from $5.6 million for the three months ended September 30, 1999. This decrease is primarily due to a decline in the origination of brokered deals in the Technology and Finance Group in the three months ended September 30, 2000.

    Interest and other income. Interest and other income for the three months ended September 30, 2000 decreased by $2.1 million, or 163.9%, to negative $0.8 million from $1.3 million for the three months ended September 30, 1999. This decrease is due to a write-down of $2.5 million, as a result of a change in estimates of the value of the Company's interests in retained certificates.

    Cost of operating leases. Cost of operating leases for the three months ended September 30, 2000 increased by $4.9 million, or 49.9%, to $14.6 million from $9.7 million for the three months ended September 30, 1999. This increase is primarily due to the $30.5 million growth in the equipment under operating leases in the Technology and Finance Group.

    Cost of equipment sold. Cost of equipment sold for the three months ended September 30, 2000 decreased by $0.7 million, or 2.2%, to $32.4 million from $33.1 million for the three months ended September 30, 1999. This decrease is primarily due to a decrease in the number of leases qualifying for sales-type lease treatment in two of the companies in the Technology and Finance Group.

    Interest expense. Interest expense for the three months ended September 30, 2000 increased by $7.0 million, or 47.9%, to $21.5 million from $14.5 million for the three months ended September 30, 1999. This increase is primarily due to increased borrowings outstanding to finance the $301.0 million growth of the Company's lease and equipment portfolio as well as the effect of rising interest rates.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 increased by $11.8 million, or 53.9%, to $33.8 million from $22.0 million for the three months ended September 30, 1999. Approximately $2.5 million of the increase is due to increased professional fees company-wide as a result of the restructuring efforts in place during the three months ended September 30, 2000. In addition, bad debt expense increased by $7.4 million due to a higher provision for lease losses and the $3.4 million write-off of stock subscription notes receivable and related interest.

    Goodwill amortization and impairment. Goodwill amortization and impairment for the three months ended September 30, 2000 increased by $328.3 million, to $331.0 million from $2.7 million for the three months ended September 30, 1999. This increase is primarily due to the impairment write-off of the Company's remaining goodwill in the amount of $328.9 million.

    The following table sets forth selected financial data for the Company and its subsidiaries as a percentage of revenues for the periods indicated.

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                             2000                            1999
                                                 ---------------------------      --------------------------
                                                                          (UNAUDITED)
                                                                     (DOLLARS IN THOUSANDS)
Income from finance contracts ...........        $  79,045            28.1%       $  45,093            21.4%
Rental income from operating leases .....           56,305            20.0           45,980            21.8
Sales of equipment ......................          125,231            44.6           85,646            40.6
Gain on sale of finance contracts .......            8,144             2.9           10,703             5.1
Fees, commissions and remarketing
  income ................................           12,424             4.4           18,207             8.6
Interest and other income (expense),
  net ...................................              (99)            0.0            5,232             2.5
                                                 ---------           -----        ---------           -----
     Total revenues .....................          281,050           100.0          210,861           100.0
                                                 ---------           -----        ---------           -----
Cost of operating leases ................           41,528            14.8           28,818            13.7
Cost of equipment sold ..................          116,789            41.6           77,958            37.0
Interest expense ........................           64,104            22.8           37,140            17.6
Selling, general and administrative
  expenses ..............................          103,756            36.9           67,374            32.0
Restructuring and other nonrecurring
  charges ...............................            5,924             2.1               --              --

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                             2000                            1999
                                                 ---------------------------      --------------------------
                                                                          (UNAUDITED)
                                                                     (DOLLARS IN THOUSANDS)
Goodwill amortization and impairment ....          406,553           144.6            8,115             3.8
                                                 ---------         -------        ---------           -----
Total expenses ..........................          738,654           262.8          219,405           104.1
                                                 ---------         -------        ---------           -----
Income (loss) from continuing operations
  before taxes ..........................         (457,604)         (162.8)          (8,544)           (4.1)
Benefit for income taxes ................          (18,134)           (6.5)            (210)           (0.1)
                                                 ---------         -------        ---------           -----
Net loss from continuing operations .....         (439,470)         (156.3)          (8,334)           (4.0)
                                                 ---------         -------        ---------           -----
Discontinued operations (Note 12):
Income (loss) from operations of
  discontinued Big Ticket Division
  (plus (less) applicable income taxes
  of $44.4 million and ($10.5) million,
  respectively) .........................         (250,873)          (89.3)          13,945             6.6

Loss on disposal of Big Ticket Division
  including provision of $33.2 million
  for operating losses during
  phaseout period (plus (less) applicable
  income taxes of $22.4 million) ........         (158,859)          (56.5)              --              --
                                                 ---------         -------        ---------           -----
     Total discontinued operations ......         (409,732)         (145.8)          13,945             6.6
                                                 ---------         -------        ---------           -----
Net income (loss) .......................         (849,202)         (302.1)           5,611             2.6
                                                 =========         =======        =========           =====

    The following tables set forth selected financial data for the Company by continuing reported business segment for the nine months ended September 30, 2000 and 1999.

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                         ----------------------------------------------------------------
                                                                  (UNAUDITED)
                                                             (DOLLARS IN THOUSANDS)
                                         TECHNOLOGY
                                             AND           BUSINESS
                                           FINANCE          CREDIT           CORPORATE
                                            GROUP            GROUP           DIVISION       CONSOLIDATED
                                         ----------        ---------         ---------      ------------
Income from finance contracts ...        $  52,541         $  26,501         $       3         $  79,045
Rental income from operating
  leases ........................           56,315               (10)               --            56,305
Sales of equipment ..............          125,215                16                --           125,231
Gain on sale of finance
  contracts .....................            6,235             1,909                --             8,144
Fees, commissions and remarketing
  income ........................            6,284             5,334               806            12,424
Interest and other income
  (expense), net ................           (1,641)             (768)            2,310               (99)
                                         ---------         ---------         ---------         ---------
     Total revenues .............          244,949            32,982             3,119           281,050
                                         ---------         ---------         ---------         ---------
Cost of operating leases ........           41,520                 8                --            41,528
Cost of equipment sold ..........          116,666               123                --           116,789
Interest expense ................           35,344            16,286            12,474            64,104
Selling, general and
  administrative expenses .......           61,927            29,501            12,328           103,756
Restructuring and other
  nonrecurring charges ..........            1,239               712             3,973             5,924
Goodwill amortization and
  impairment ....................          328,435            74,254             3,864           406,553
                                         ---------         ---------         ---------         ---------
     Total expenses .............          585,131           120,884            32,639           738,654
                                         ---------         ---------         ---------         ---------
Income (loss) from continuing
  operations before taxes .......        $(340,182)        $ (87,902)        $ (29,520)        $(457,604)
                                         =========         =========         =========         =========



                                                       NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         ---------------------------------------------------------------
                                                                    (UNAUDITED)
                                                              (DOLLARS IN THOUSANDS)
                                         TECHNOLOGY
                                             AND          BUSINESS
                                           FINANCE         CREDIT           CORPORATE
                                           GROUP            GROUP           DIVISION        CONSOLIDATED
                                         ---------        ---------         ---------       ------------
Income from finance contracts ...        $  32,494        $  12,599                --         $  45,093

Rental income from operating
  leases ........................           45,448              532                --            45,980
Sales of equipment ..............           85,646               --                --            85,646
Gain on sale of finance
  contracts .....................           10,542              161                --            10,703
Fees, commissions and remarketing
  income ........................           13,606            4,009               592            18,207
Interest and other income .......            2,646            1,752               834             5,232
                                         ---------        ---------         ---------         ---------
     Total revenues .............          190,382           19,053             1,426           210,861
                                         ---------        ---------         ---------         ---------
Cost of operating leases ........           28,680              138                --            28,818
Cost of equipment sold ..........           77,957                1                --            77,958
Interest expense ................           20,288            5,477            11,375            37,140
Selling, general and
  administrative expenses .......           34,355           21,300            11,719            67,374
Goodwill amortization and
  impairment ....................            6,531            1,357               227             8,115
                                         ---------        ---------         ---------         ---------
     Total expenses .............          167,811           28,273            23,321           219,405
                                         ---------        ---------         ---------         ---------
Income (loss) from continuing
  operations before taxes .......        $  22,571        $  (9,220)        $ (21,895)        $  (8,544)
                                         =========        =========         =========         =========

    Results For The Nine Months Ended September 30, 2000 Compared To The Results For The Nine Months Ended September 30, 1999

    Income from finance contracts. Income from finance contracts for the nine months ended September 30, 2000 increased by $34.0 million, or 75.3%, to $79.1 million from $45.1 million for the nine months ended September 30, 1999. This increase is primarily due to the $286.7 million increase in the finance contract portfolios of the Technology and Finance Group and Business Credit Group.

    Rental income from operating leases. Rental income from operating leases for the nine months ended September 30, 2000 increased by $10.3 million, or 22.5%, to $56.3 million from $46.0 million for the nine months ended September 30, 1999. This increase is primarily due to a $30.5 million increase in equipment under operating leases in the Technology and Finance Group.

    Sales of equipment. Sales of equipment for the nine months ended September 30, 2000 increased by $39.6 million, or 46.2%, to $125.2 million from $85.6 million for the nine months ended September 30, 1999 This increase is primarily due to an increase in the number of leases qualifying for sales-type lease treatment in two of the companies in the Technology and Finance Group in the first and second quarters of 2000.

    Gain on sale of finance contracts. Gain on sale of finance contracts for the nine months ended September 30, 2000 decreased by $2.6 million, or 23.9%, to $8.1 million from $10.7 million for the nine months ended September 30, 1999. This decrease is primarily attributable to a decrease in sales to third parties of finance contracts originated by the Technology and Finance Group.

    Fees, commissions and remarketing income. Fees, commissions and remarketing income for the nine months ended September 30, 2000 decreased by $5.8 million, or 31.8%, to $12.4 million from $18.2 million for the nine months ended September 30, 1999. This decrease is primarily due to the completion of large transactions in the Technology and Finance Group in the six months ended June 30, 1999 as well as a decline in the origination of broker deals during the three months ended September 30, 2000.

    Interest and other income. Interest and other income for the nine months ended September 30, 2000 decreased by $5.3 million, or 101.9%, to negative $0.1 million from $5.2 million for the nine months ended September 30, 1999. This decrease is due to a write-down of $4.3 million, as a result of a change in estimates of the value of the Company's interests in retained certificates.

    Cost of operating leases. Cost of operating leases for the nine months ended September 30, 2000 increased by $12.7 million, or 44.1%, to $41.5 million from $28.8 million for the nine months ended September 30, 1999. This increase is primarily due to the $30.5 million growth in the equipment under operating leases in the Technology and Finance Group.

    Cost of equipment sold. Cost of equipment sold for the nine months ended September 30, 2000 increased by $38.8 million, or 49.8%, to $116.8 million from $78.0 million for the nine months ended September 30, 1999. This increase is primarily due to an increase in the number of leases qualifying for sales-type lease treatment in two of the companies in the Technology and Finance Group in the first and second quarters of 2000.

    Interest expense. Interest expense for the nine months ended September 30, 2000 increased by $27.0 million, or 72.6%, to $64.1 million from $37.1 million for the nine months ended September 30, 1999. This increase is primarily due to increased borrowings outstanding to finance the $301.0 million growth of the Company's lease and equipment portfolio as well as the effect of rising interest rates.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased by $36.4 million, or 54.0%, to $103.8 million from $67.4 million for the nine months ended September 30, 1999. Approximately $19.8 million of this increase is due to a provision for leases losses taken in excess of the Company's normal provision as a result of the bankruptcies and general credit deterioration of several customers of the Technology and Finance Group and Business Credit Group and the $3.4 million write-off of stock subscription notes receivable and related interest. In addition, the impact of new employment agreements with certain of the Company's officers and subsidiary executives, resulted in a $5.3 million increase in personnel costs, as compared to the nine months ended September 30, 1999. Also, higher professional fees company-wide as a result of the restructuring efforts in place during 2000 have contributed to this increase.

    Restructuring and other nonrecurring charges. The Company incurred $5.9 million of restructuring and other nonrecurring charges during the nine months ended September 30, 2000, primarily as a result of severance costs of $2.2 million and lease obligations and other costs of $3.7 million related to the elimination of non-core businesses.

    Goodwill amortization and impairment. Goodwill amortization and impairment for the nine months ended September 30, 2000 increased by $398.4 million, to $406.5 million from $8.1 million for the nine months ended September 30, 1999. This increase is primarily due to the impairment write-off of goodwill in the amount of $399.1 million.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology such as "may," "will," "intend," "estimate," "anticipate," "believe," "expect" or "continue" or the negative thereof or variations thereon or similar terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from possible future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in interest rates; changes in asset values; inflation or deflation; changes in markets for financial products, including securitized assets; changes in political, social and economic conditions and local regulations; changes in, or failure to comply with, government regulations; demographic changes; changes in the mix of sources of revenues; competition; changes in business strategy or development plans; availability of capital sufficient to meet the Company's need for capital or on terms or at times acceptable to the Company; and availability of qualified personnel. Factors that could cause or contribute to such differences include those discussed under the heading "Factors that May Affect Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. If the Company is unable to obtain adequate financing or implement alternative strategies, it will have insufficient cash to continue to operate its business or fund working capital requirements. In such circumstances, the Company, which currently has no other viable financing alternatives, would be subject to risk of foreclosure upon its assets or other proceedings to satisfy the claims of its creditors. Unforeseen delays may affect the timing of the exit from certain operations. Unforeseen delays and expenses as well as possible unfavorable market conditions for certain of our assets, such as the current unfavorable market condition for the sale of aircraft engines, may affect our ability to develop or implement our asset turnover program, our ability to refinance our debt or to secure adequate sources of liquidity, and our ability to divest our Big Ticket Division assets in an orderly manner. The Company assumes no obligation to update any forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    We incur debt to fund the origination and acquisition of leases, equipment, lease portfolios and equipment leasing businesses and for general corporate purposes. The interest rates charged on the debt are generally determined based on variable measures of interest rates such as the prevailing "Prime" rates in the United States or the London Interbank Offered Rate ("LIBOR"). For information regarding contractual interest rates on the debt and amounts outstanding and weighted average interest rate at September 30, 2000, see the discussion in "Liquidity and Capital Resources."

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

    The following table presents, as of September 30, 2000, the following information regarding interest rate swap agreements to which we are a party: (i) the notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company or its subsidiaries, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, (v) the commencement date for agreements for which the effective period does not begin until a subsequent date, if applicable, and (vi) the maturity of the agreement.


                                                                      EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                       AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING SEPTEMBER 30,(B)
                            SEPTEMBER 30,              ---------------------------------------------------------------------
                                2000             2001           2002           2003            2004           2005      THEREAFTER
                                ----             ----           ----           ----            ----           ----      ----------
INTEREST RATE SWAPS
Amortizing notional
  Amount................   $  16,794,152       $13,212,991     $ 6,617,956    $ 2,304,415     $   272,779
Rate to be paid by the
  Company...............           6.115%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at September 30,
  2000..................   $      67,946
Maturity................    October 2003

Amortizing notional
  Amount................   $  18,282,550       $17,296,106     $15,909,483    $ 8,729,280     $ 3,004,386
Rate to be paid by
  the Company...........           6.245%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at September 30,
  2000..................   $      76,188
Maturity................       June 2004

Amortizing notional
  Amount................   $  18,532,974       $20,353,427     $19,276,746    $15,887,576     $13,641,282  $9,937,204   $3,147,027
Rate to be paid by
  the Company...........           6.575%
Rate to be received by
  the Company...........       30-day CP(a)
Fair value at September 30,
  2000..................   $     (49,104)
Maturity................     August 2009

Amortizing notional
  Amount.............      $  34,295,361       $28,530,635     $17,917,439    $10,634,438     $ 6,858,985  $4,210,078   $1,579,065
Rate to be paid by
  the Company........              7.035%
Rate to be received by
  the Company........          30-day CP(a)
Fair value at September 30,
  2000...............      $    (367,714)
Maturity.............     September 2009

Amortizing notional
  Amount.............      $  26,097,658       $20,982,307     $11,478,780    $ 7,786,558     $ 6,008,370  $5,301,337   $2,347,119
Rate to be paid by
  the Company........              6.995%
Rate to be received by
  the Company........          30-day CP(a)
Fair value at September 30,
  2000...............      $    (254,570)
Maturity.............     September 2009

Amortizing notional
  Amount.............      $  35,046,919       $28,756,491     $16,705,924    $10,800,483     $ 7,562,032  $5,705,297   $2,346,050
Rate to be paid by
  the Company........              7.110%
Rate to be received by
  the Company........          30-day CP(a)
Fair value at September 30,
  2000...............      $    (425,103)
Maturity.............     September 2009

Amortizing notional
  Amount.............      $  28,909,543       $25,430,880     $17,558,507    $10,238,206     $ 5,683,879  $2,214,904   $  683,062
Rate to be paid by
  the Company........              6.840%
Rate to be received by
  the Company........          30-day CP(a)

                                                                       EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                        AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING SEPTEMBER 30,(B)
                            SEPTEMBER 30,               ---------------------------------------------------------------------
                                2000             2001           2002           2003           2004           2005       THEREAFTER
                                ----             ----           ----           ----           ----           ----       ----------
Fair value at September 30,
  2000...............      $    (219,119)
Maturity.............      February 2010

Amortizing notional
  Amount.............      $  18,512,552       $15,633,134     $ 9,514,939    $4,764,539    $2,160,448      $  774,682    $219,297
Rate to be paid by
  the Company........              6.870%
Rate to be received by
  the Company........          30-day CP(a)
Fair value at September 30,
  2000...............      $    (129,714)
Maturity.............      February 2008

Amortizing notional
  Amount.............      $  14,632,507       $13,129,763     $10,010,735    $5,258,576    $3,175,328      $1,753,394    $880,018
Rate to be paid by
  the Company........              7.520%
Rate to be received by
  the Company........          30-day CP(a)
Fair value at September 30,
  2000...............      $    (336,980)
Commencement.........        August 2000
Maturity.............           May 2008

Amortizing notional
  Amount.............      $  18,265,880       $15,955,905     $10,803,473    $5,758,057    $2,680,787      $  939,615    $268,383
Rate to be paid by
  the Company........              7.295%
Rate to be received by
  the Company........          30-day CP(a)
Fair value at September 30,
  2000...............      $    (286,071)
Commencement.........        August 2000
Maturity.............           May 2008

Amortizing notional
  Amount.............      $  31,070,073       $26,899,247     $17,252,988    $7,904,682    $3,773,267      $1,602,160    $500,821
Rate to be paid by
  the Company........              7.095%
Rate to be received by
  the Company............      30-day CP(a)
Fair value at September 30,
  2000...................  $    (350,444)
Commencement.............   October 2000
Maturity.................   January 2010

Amortizing notional
  Amount.................  $  16,373,086       $14,343,286     $ 9,847,456    $6,539,233    $6,539,233      $6,539,233
Rate to be paid by
  the Company............          7.230%
Rate to be received by
  the Company............      30-day CP(a)
Fair value at September 30,
  2000...................  $    (243,000)
Maturity.................      July 2005

Amortizing notional
  Amount.................  $  38,248,923       $30,249,245     $12,139,189    $1,677,631
Rate to be paid by
  the Company............          7.005%
Rate to be received by
  the Company............      30-day CP(a)
Fair value at September 30,
  2000...................  $    (234,041)
Commencement.............   October 2000
Maturity.................   January 2003

                                                                       EFFECTIVE PERIOD OF INTEREST RATE SWAP
                                                        AVERAGE NOTIONAL AMOUNT FOR THE TWELVE MONTHS ENDING SEPTEMBER 30,(B)
                            SEPTEMBER 30,               ---------------------------------------------------------------------
                                2000             2001           2002           2003            2004          2005       THEREAFTER
                                ----             ----           ----           ----            ----          ----       ----------
Amortizing notional
  Amount.................  $           --      $14,647,182     $11,355,419     $ 4,772,832
Rate to be paid by
  the Company............           6.775%
Rate to be received by
  the Company............       30-day CP(a)
Fair value at September 30,
  2000...................  $      (98,264)
Commencement.............   December 2000
Maturity.................        May 2003

Amortizing notional
  Amount.................  $           --      $18,259,756     $17,736,517     $12,217,156    $5,242,119   $1,407,169
Rate to be paid by
  the Company............           6.825%
Rate to be received by
  the Company............       30-day CP(a)
Fair value at September 30,
  2000...................  $     (194,232)
Commencement.............   December 2000
Maturity.................      April 2005
Fixed notional amount....  $   75,000,000      $75,000,000
Rate to be paid by
  the Company............           6.830%
Rate to be received by       3-month LIBOR
the Company..............
Fair value at September 30,
  2000...................  $      (84,536)
Maturity.................        May 2001


----------

(a) The rate to be received by the Company is based on a 30-day commercial paper rate published by the U.S. Federal Reserve (H15 report).

(b) The amortizing notional amount is based on contractual agreements with the counterparty.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Individuals purporting to represent various classes comprising stockholders who purchased shares of UniCapital common stock between May 14, 1998 and May 15, 2000 have filed seven actions in the United States District Court for the Southern District of Florida. Each of the actions named the Company, Robert New and Jonathan New as defendants. These actions have been consolidated into a single class action complaint, which adds Stuart L. Cauff, former President of UniCapital, as an additional named individual defendant and the co-manager's of UniCapital's initial public offering as named defendants. The actions alleged that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10-b thereunder and Sections 11, 12(a), and 15 of the Securities Act of 1933. The actions seek declaratory relief, unspecified monetary damages, and attorneys' fees. The Company believes theses complaints to be without merit and intends to contest these actions vigorously.

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

                                           UniCapital Corporation

Date: November 28, 2000

                                           By: /s/ E. TALBOT BRIDDELL
                                              -------------------------------
                                               E. Talbot Briddell
                                               Chief Executive Officer


                                                /s/ ALBERT J. MINK
                                              -------------------------------
                                               Albert J. Mink
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)